Form 10-K
period 2024-12-31
Tavia Acquisition Corp.
filed 2025-03-31
CIK 2020385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Tavia Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42430	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

850 Library Avenue, Suite 204 Newark, DE	19711
(Address of principal executive offices)	(Zip Code)

(212) 506-6298

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Ordinary Share and one Right	TAVIU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	TAVI	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth (1/10) of one Ordinary Share	TAVIR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2024 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 30, 2025, there were 15,920,833 ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

ITEM 1. BUSINESS

Overview

Tavia Acquisition Corp. (the “Company”) is a blank check company incorporated on March 7, 2024, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which we refer to throughout this Annual Report as our “business combination” or “initial business combination,” with one or more businesses or entities, which we refer to throughout this Annual Report as a “target business” or “target businesses”. While we will consider opportunities in any industry, we are strategically positioned to capitalize on transformative opportunities, focusing on sectors that are pivotal to advancing sustainability and innovation. Our investment thesis prioritizes target businesses primarily in North America and Europe, with a keen interest in new energy businesses, circular economy initiatives, and innovative agricultural and food technologies. These sectors are selected based on their potential to respond to evolving environmental challenges, demographic shifts, and the transition towards sustainable practices. We believe our team’s expertise in these sectors will provide us with a significant competitive advantage in sourcing and evaluating potential targets. However, we have not selected any specific target business and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any target business with respect to an initial business combination with us.

We have generated no revenues to date and we do not expect that we will generate operating revenues until, at the earliest, we consummate our initial business combination. Our management team is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination. However, we have not selected any specific target business and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any target business with respect to an initial business combination with us.

On December 5, 2024, we consummated our initial public offering (the “Initial Public Offering”) of 10,000,000 units at $10.00 per unit, each unit consisting of one ordinary share and one right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of our initial business combination, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 350,000 private placement units at a price of $10.00 per unit in a private placement (the “private placement”) to Tavia Sponsor PTE. LTD., a company incorporated in Singapore (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $3,500,000. Following the closings of the Initial Public Offering and the private placement on December 5, 2024, an aggregate amount of $100,500,000 ($10.05 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the trust account (the “Trust Account”) and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders. On December 9, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on December 11, 2024, we consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000. After giving effect to the exercise of the over-allotment option, an aggregate of 11,500,000 Units have been issued in the Initial Public Offering at an aggregate offering price of $115,000,000, and an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the Trust Account.

Recent Developments

On January 20, 2025, the audit committee of the board of directors of the Company (the “Audit Committee”) dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm, effective as of January 20, 2025. The change in independent registered public accounting firm is not the result of any disagreement with Marcum. The Audit Committee further approved the engagement of WithumSmith+Brown PC (“Withum”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024, and Withum was formally engaged on the same date.

Our Competitive Advantages

Experienced Board of Directors:

Our management team is led by our Chairman of the Board of Directors and Chief Executive Officer, Kanat Mynzhanov, and our Chief Financial Officer and director, Askar Mametov. Together, they founded Tavia Sponsor Pte. Ltd., our Sponsor.

Mr. Mynzhanov brings a wealth of investment expertise, SPAC leadership, and international deal-making experience to our organization. His track record includes leading strategic acquisitions, founding successful investment funds, and advising on complex financial transactions. Mr. Mynzhanov’s SPAC expertise is highlighted by his role as Chief Executive Officer and director of Oxus, a special purpose acquisition company that completed a $172 million initial public offering in September 2021. In February 2024, Oxus completed its initial business combination with Borealis Foods Inc., a food tech company with a mission to address growing consumer needs and global food security challenges by developing highly nutritious and functional food products that are delicious, affordable and sustainable. Mr. Mynzhanov remains actively involved with Borealis as a member of its board of directors. The closing price on NASDAQ for the Borealis ordinary shares was $5.67 on November 21, 2024.

In September 2016, Mr. Mynzhanov co-founded Bellprescot Prime Fund, a hedge fund focused on disruptive technology investments in sectors such as the internet of things, cloud computing, artificial intelligence and semiconductors. He concurrently founded Bellprescot Asset Management, serving as its chief investment officer from September 2016 to June 2020. Since 2018, Mr. Mynzhanov has been advising on numerous private equity deals in fintech, mobility (including EV battery technologies), and structured products such as tokenization and syndicated co-lending.

Mr. Mynzhanov’s comprehensive experience includes directing the strategic acquisition of distressed chemical plants and critical materials mines in Europe, which we believe further demonstrates his ability to identify and execute complex cross-border and global transactions. Prior to his work in hedge funds and asset management, Mr. Mynzhanov worked at Kazatomprom-Damu, the investment subsidiary of NAC Kazatomprom JSC. As head of investments, he spearheaded mergers and acquisitions, joint ventures, and business development initiatives within the metals and mining, rare metals, and alternative energy sectors. Mr. Mynzhanov’s career with NAC Kazatomprom JSC began in March 2014, where he oversaw various projects and forged valuable relationships with key industry players. NAC Kazatomprom JSC is the world’s largest uranium producer, which fuels carbon-free electricity generation at nuclear power facilities around the globe. From March 2011 to March 2014, Mr. Mynzhanov’s experience included leadership roles in the oil maritime transportation sector and consulting for firms seeking capital and business development solutions.

We believe Mr. Mynzhanov’s extensive background in investment management, technology, strategic business development, SPAC leadership, cross-border transactions, and distressed asset acquisitions provide him with a unique and valuable skillset, and that these strengths position him to guide our company’s efforts to complete a successful business combination.

Mr. Mametov served as Oxus’ Chief Financial Officer from Oxus’ inception in February 2021 until the completion of its initial business combination with Borealis in February 2024. Mr. Mametov has over 15 years of executive experience in mining, oil and gas, infrastructure and transportation industries with a thorough understanding of financial reporting (US GAAP and IFRS), taxation and accounting, financial planning and analysis. Mr. Mametov has served as the Director of Kaznedraproject LLP, a private Kazkh oil and gas exploration company, since July 2019. Previously, Mr. Mametov served as chief financial officer of KM Gold Inc., a public Kazakh gold mining company (KASE: KMGD) from August 2016 until October 2019. He led the process of public listing of the company on Kazakhstan Stock Exchange in 2016. Prior to that, Mr. Mametov served as financial controller of Sequa Petroleum Kazakhstan, a subsidiary of Sequa Petroleum, an oil and gas company, listed on Euronext Access (EPA: MLSEQ) from January 2014 to July 2016. From 2007 to 2014, Mr. Mametov served in multiple roles at Caspian Services Inc. (Nasdaq: CSSV), including management reporting, US GAAP financial reporting, as well as IFRS financial reporting for Kazakhstani Stock Exchange (KASE: US_CSSV). In 2007, Mr. Mametov worked at Beeline Kazakhstan, a subsidiary of VEON (Nasdaq: VEON) (formerly Vympelcom). From 2005 to 2007, Mr. Mametov served as financial reporting specialist and consortium accountant in PetroKazakhstan Inc. (TSX: PKZ), a Canadian oil company. Mr. Mametov is a member of IMA (Institute of Management Accountants) and since 2014, has served as the President of Kazakhstan Chapter of IMA.

In addition to Mr. Mynzhanov and Mr. Mametov, we expect to benefit from the experience and networks of the following director nominees:

Christophe Charlier served as one of Oxus’ independent directors from September 2021 until the completion of its initial business combination with Borealis in February 2024. Mr. Charlier is an international financier with over 25 years of experience in investment banking, private equity and international management. Throughout his career he has acted as principal or advised on a number of landmark transactions in the telecom, financial services, natural resources and sports and entertainment industries across developed and emerging markets. He has served as an independent director of La Française de l’Energie, a French clean energy production company since April 2016, and chairman of Pure Grass Films, a UK-based film and TV series production company, since 2012. He served as a co-Chairman of Tingo Inc., an African fintech company, from September 2021 to April 2023. Mr. Charlier served as chairman of the board of directors of Renaissance Capital, a leading investment bank focused on emerging and frontier markets, from April 2017 to March 2020. As Chairman, Mr. Charlier coordinated the work of Renaissance Capital’s board of directors and oversaw strategic development, the global brand, and relationships with key clients and stakeholders globally. Previously, Mr. Charlier served as deputy Chief Executive Officer of Onexim Group, a leading private equity fund based in Moscow from September 2008 to June 2014. In this capacity, he served on the boards of directors of several of Russia’s largest companies including RusAl, Polyus Gold, Quadra-Power Generation, and RBC. He also acted as chairman of the NBA’s Brooklyn Nets franchise from 2010 to 2014. Prior to that from February 2002 to March 2004, Mr. Charlier was director of strategic development of Norilsk Nickel, leading its acquisition of strategic stakes in Stillwater Mining Company and Gold Fields. He started his investment banking career in 1995 at JPMorgan in the M&A Group in New York.

Marsha Kutkevitch has worked in the finance industry for over 20 years, primarily in structured products and emerging and capital markets. She founded and has served as Chief Operating Officer of EMVirya Ltd, an FCA regulated investment advisor based in London, since February 2018. EMVirya Ltd, is a privately held financial services firm operating in global emerging markets that is positioning itself at the crossroads of emerging markets and renewable energy. Prior to founding EMVirya, Ms. Kutkevitch worked as a Managing Director at Goldman Sachs from April 2015 to September 2016 in London. From 2003 to 2015, Ms. Kutkevitch was a Managing Director at Barclays Capital (Barclays Investment Bank). She ran a business at both Barclays and Goldman whose clients were corporate entities, financial institutions and governmental organizations.

Darrell Mays is the Chief Executive Officer and Managing Partner of Mays//Mock Capital Partners, a middle market private equity firm focused on the TMT, Transportation and Energy sectors. The firm targets companies that serve SMBs as well as enterprise customers that want an opportunity to work with Minority Business Enterprise (MBE) certified companies. Mr. Mays served on the board of directors of American Virtual Cloud Technologies, Inc., formerly known as Pensare Acquisition Corp., from July 2017 until May 2023. He also served as Chief Executive Officer from July 2021 to August 2022 and also from July 2017 to September 2020. Mr. Mays was the Founder and Chief Executive Officer of nsoro, a turnkey wireless installation services provider, from 2003 to 2008, which was acquired by MasTec in August 2008. Mr. Mays served as an executive of MasTec from August 2008 to December 2016.

Established Deal Sourcing Network

We believe that our management team’s strong background, contacts and sources and geographic reach will provide us with high quality acquisition opportunities and possibly complementary follow-on business arrangements. These contacts and sources include those ranging from industry executives, private owners, private equity funds, family offices, commercial and investment bankers, lawyers and other financial sector service providers and participants.

Status as a Publicly Listed Acquisition Company

We believe that we will be an attractive initial business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some of our target businesses will favor this alternative, which we believe is more cost effective while also offering greater certainty of execution than would a traditional initial public offering process. Once public, we believe that the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aiding in attracting talented management staff.

With respect to the foregoing examples and descriptions, past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any initial business combination we may consummate. Potential investors should not rely upon the historical record of our management as indicative of future performance.

Business Strategy

We envision a future where sustainable innovation fuels business growth within a circular economy.

We plan to leverage our management team’s experience to deliver value for investors. We believe we will offer a target company the ability to benefit from U.S. capital markets and our deep industry expertise.

Our strategy will be to:

●	Direct our attention on target businesses focused on new energy technologies, circular economy initiatives, and innovative agricultural and food technologies, with a particular emphasis on companies innovating sustainable solutions across this interconnected landscape;

●	focus on target businesses in North America and European markets;

●	deploy our team’s expertise to strategically advise and connect with promising targets;

●	proactively uncover unique deal opportunities through innovative sourcing methods; and

●	navigate complex financial environments and structures to optimize target outcomes.

Our attention on target businesses focused on energy transition, the circular economy and food technologies is driven by a commitment to fostering innovation and sustainability across these interconnected sectors:

●	Energy Transition and Critical Materials

The global shift towards a carbon-neutral economy is accelerating the demand for renewable energy sources such as solar and wind power. This transition is heavily dependent on critical materials, including but not limited to lithium, cobalt, nickel, and rare earth elements, which are vital for the manufacture of batteries, electric vehicles (EVs), and renewable energy infrastructure. We aim to focus on companies that excel in the ethical sourcing, processing, and recycling of these materials. By supporting businesses that adhere to environmentally responsible practices, we intend to facilitate the development of a sustainable energy ecosystem that reduces environmental impact and supports the worldwide shift to carbon neutral economies.

●	Circular Economy

We believe in the transformative potential of the circular economy to create economic growth that is both sustainable and beneficial for society. Our focus within this sector includes but is not limited to:

●	Materials Recovery and Recycling: We target investments in companies that are pioneering innovations in the recycling industry to efficiently process and reclaim valuable materials from waste.

●	Product as a Service (PaaS): We support business models that emphasize product durability and reparability, which contribute to extending the lifecycle of products and reducing waste.

●	Biobased Materials: Our interests extend to companies developing materials from renewable biological resources, which help decrease reliance on fossil fuels and reduce carbon emissions. These materials are essential across multiple industries and are pivotal in promoting clean hydrogen solutions in transportation.

●	Sustainable Packaging: We aim to invest in advancements in sustainable packaging solutions that focus on biodegradable materials and technologies that minimize environmental impact and resource use.

●	Food Industries and Alternative Proteins

Addressing the sustainability challenges within the global food system, we focus on innovative companies in the alternative proteins sector. Technologies such as fermentation and cellular agriculture represent the forefront of sustainable food solutions. These methods are significantly more resource-efficient than traditional livestock farming and offer scalable solutions to meet the increasing global protein demand while mitigating environmental impacts.

●	Broader Opportunities

Beyond the specific sectors mentioned, we are dedicated to exploring broader opportunities in. These include industrial and infrastructure within the context of the transition and circular economies, renewable energy storage solutions, carbon capture technologies, and smart resource management systems. These businesses play a crucial role in enhancing environmental sustainability and resilience, aligning with our commitment to support innovations that address a wide array of ecological challenges.

●	Conclusion

By strategically focusing on these interconnected sectors, we aim to drive innovation, enhance sustainability, and create significant value. This approach positions us effectively in facilitating the transition towards a more sustainable and resilient future.

Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation, and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Strong Management Team that Can Create Significant Value for Target Business. We intend to seek targets with professional management teams whose interests are aligned with those of our investors and complement the expertise of our team. When strategically beneficial, we may also look to enhance their expertise, and leverage our network to strengthen their leadership team and drive post-acquisition growth.

●	Would Benefit from our Capabilities. We plan to target businesses primed for strategic growth acceleration through the application of our team’s management and market expertise.

●	Revenue and Earnings Growth Potential. We intend to seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We intend to prioritize targets with a demonstrable track record of robust and sustainable free cash flow, or the potential to achieve it in the near future.

●	Benefit from Being a Public Company. We intend to acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria do not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our Sponsor and management team may deem relevant.

Our Acquisition Process

Our due diligence process is anticipated to involve meetings with management, document reviews, site visits, and comprehensive analysis of financial data, leveraging our team’s deep transactional, financial, managerial, and investment expertise.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team directly or indirectly own our securities following the Initial Public Offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further conflicts could arise if a target company’s terms for a business combination involve the retention or resignation of our officers and directors.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target regarding a business combination with our company. We have also not contacted any of the prospective target businesses that Oxus had considered and rejected while such entity was a blank check company searching for target businesses to acquire. We do not currently intend to contact any of such targets; however, we may do so in the future if we become aware that the valuations, operations, profits or prospects of such target business, or the benefits of any potential transaction with such target business, would be attractive.

Each of our officers and directors presently has contractual obligations to other entities, and any of them in the future may have additional fiduciary or contractual obligations to other entities including other special purpose acquisition companies, or “SPACs” pursuant to which such officer or director is or will be required to present an initial business combination opportunity. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity under Cayman Islands law.

Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares in the target business for our share or for a combination of shares of our share and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1. Billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.235 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds in the trust account available for a business combination in the amount of approximately $115,926,937 as of December 31, 2024 (assuming no redemptions), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to complete our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private units, our equity, debt, or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt instruments, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our initial shareholders are required to provide any financing to us in connection with or after our initial business combination. Our amended and restated memorandum and articles of association provides that, following the Initial Public Offering and prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We expect to receive a number of proprietary transaction opportunities as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to this proprietary deal flow, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our initial shareholders, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We have agreed to reimburse our initial shareholders for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our initial shareholders or advisors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers, directors or advisors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our initial shareholders or advisors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. As more fully discussed in the section of this Annual Report entitled “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our initial business combination.

Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Notwithstanding the foregoing, shareholder approval may otherwise be required in transactions where we also seek to amend our amended and restated memorandum and articles of association in connection therewith.

Under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholders’ approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, officers, directors or their affiliates may purchase public shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

None of the funds in the trust account will be used to purchase securities in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. In the event that our initial shareholders or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination by purchasing shares from holders that have, or have indicated an intention to, vote against a proposed transaction (as those shares would no longer be voted on the proposed transaction), (2) increase the likelihood of approval on any matters submitted to the rights holders for approval in connection with our initial business combination by purchasing rights from holders that have, or have indicated an intention to, vote against a proposed matter (as those rights would no longer be voted on the proposed matter) or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase public shares or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our initial business combination transaction would disclose the possibility that our Sponsor, directors, executive officers, advisors or any of their affiliates may purchase public shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	If our Sponsor, directors, executive officers, advisors or any of their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our initial business combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the material terms of the purchases.

In addition, if such purchases are made, the public “float” of our shares or rights may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

It is anticipated that any privately negotiated purchases would be as a result of either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial shareholders, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our initial shareholders or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act, Section 9(a)(2) of, or Rule 10b-5 under, the Exchange Act and the other federal securities laws.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.05 per public share. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our outstanding shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our initial shareholders will terminate any plan established in accordance with Rule 10b5-1 to purchase our public shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer may be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our initial shareholders, which number will be based on any net worth or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares present and entitled to vote at the general meeting are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of outstanding shares of the company representing a majority of the voting power of all outstanding shares of the company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their founder shares and, subject to applicable securities laws, any public shares purchased during or after the Initial Public Offering in favor of our initial business combination provided that in connection with any proposed business combination, our initial shareholders will not vote any ordinary shares that they purchase after we publicly announce our intention to engage in such proposed business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares and private shares, we would need (i) 3,539,585, or 30.8%, of the 11,500,000 public shares sold in the Initial Public Offering and the over-allotment to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted, including the EBC founder shares, the EBC founder shares are voted in favor of the proposed initial business combination (although they are not required to do so)), and (ii) none of the 11,500,000 public shares sold in the Initial Public Offering and the over-allotment, to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that only the minimum number of shares representing a quorum are voted but of those shares, the EBC founder shares are voted in favor of the proposed initial business combination (although they are not required to do so)). We intend to give approximately 20 days (but not less than 5 clear days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.

These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction or abstains from voting.

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to any excess shares they own. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.

By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated memorandum and articles of association does not restrict our shareholders’ ability to vote all of their shares (including excess shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some prior blank check companies. In order to perfect redemption rights in connection with their business combinations, some prior blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s share in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the 18-month time period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders and EBC have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private shares held by them if we fail to complete our initial business combination within 18 months from the closing of the Initial Public Offering. However, if our initial shareholders or EBC acquired public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our initial shareholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of liquidation and dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $500,000 of proceeds held outside the trust account immediately after the Initial Public Offering, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of liquidation and dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our Sponsor has agreed that they will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.05 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $500,000 from the proceeds of the Initial Public Offering with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $500,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.05 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months from the closing of the Initial Public Offering or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with our Initial Business Combination and if We Fail to Complete our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within 18 months from the closing of the Initial Public Offering.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.05 per public share), including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares, subject to any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our initial shareholders, or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following completion of our initial business combination. There is no limit to the prices that our initial shareholders or their affiliates may pay in these transactions.	If we are unable to complete our initial business combination within 18 months from the closing of the Initial Public Offering, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.05 per public share), including interest earned on the funds held in the trust account, (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares.
Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of taxes payable released to us.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemptions.

Competition

In identifying, evaluating, and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our office address is 850 Library Avenue, Suite 204 Newark, DE 19711. Pursuant to the Administrative Services Agreement, until the completion of our initial business combination or liquidation, we will pay a monthly fee of $10,000 to our Sponsor for secretarial and administrative services.

Employees

We currently have two executive officers, Kanat Mynzhanov and Askar Mametov. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the prospective target business, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

 Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire without value to the holder.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights potentially at a loss.

●	We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

●	Past performance by our management team, our advisors and our initial shareholders may not be indicative of future performance of an investment in us.

Risks Related to Our Securities

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of any other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

Post Business Combination Risks

●	Our management will most likely not maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

Risks Related to Acquiring and Operating a Business Outside of the United States

●	Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

●	If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a Cayman Islands exempted company with no operating results, and we have yet to begin operations. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section of this Annual Report entitled “Business — Shareholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders have agreed to vote their founder shares, private shares as well as any public shares purchased in or after the Initial Public Offering, in favor of our initial business combination (subject to applicable securities laws) provided that in connection with any proposed business combination, our initial shareholders will not vote any ordinary shares that they purchase after we publicly announce our intention to engage in such proposed business combination. As a result, in addition to our initial shareholders’ founder shares and private shares, we would need (i) 3,539,585 or 30.8% of the 11,500,000 public shares sold in the Initial Public Offering and the over-allotment to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted, including the EBC founder shares, the EBC founder shares are voted in favor of the proposed initial business combination (although they are not required to do so)), and (ii) none of the 11,500,000 public shares sold in the Initial Public Offering and the over-allotment, to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that only the minimum number of shares representing a quorum are voted but of those shares, the EBC founder shares are voted in favor of the proposed initial business combination (although they are not required to do so)). Our founder shares, private shares and EBC founder shares represent approximately 28% of our outstanding shares immediately following the completion of the Initial Public Offering. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause us to be unable to satisfy a closing condition, as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If the agreement for our initial business combination requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If the agreement for our initial business combination requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your share in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by outside events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Because there are many special purpose acquisition companies evaluating targets, attractive targets may be scarce and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Because there are many special purpose acquisition companies evaluating targets, attractive targets may be scarce. As a result, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are many special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of shares by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to share repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. For instance, the U.S. Department of the Treasury issued interim guidance addressing certain key aspects of the 1% excise tax, pending forthcoming regulations which are expected to be retroactive to January 1, 2023 when finalized. The interim guidance clarified that certain repurchases would be exempt from the excise tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Internal Revenue Code). However, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our shares redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of shares by a repurchasing company in a year in which such company repurchases shares may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing company itself, not the shareholders from which shares are repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination or in connection with any extension of time to consummate an initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could cause the non-redeeming shareholders of the combined company to economically bear the impact of such excise tax.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies is subject to continual change. For instance, at various times in recent years, the premiums charged for such policies have increased and the terms of such policies have become less favorable. There can be no assurance that such changes will not occur in the future.

An increased cost of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify coverage as a result of becoming a public company, the post-business combination entity may need to incur greater expense, accept less favorable terms or both. Any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The cost of run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any other target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination within 18 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account withdrawals, (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.05 per share or less in certain circumstances, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

If we seek shareholder approval of our initial business combination, our initial shareholders and their affiliates may elect to purchase shares or rights from public shareholders, which may make it more likely that we are able to consummate such initial business combination or reduce the public “float” of our ordinary shares or rights.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or any of their affiliates may purchase public shares or rights in privately negotiated transactions or in the open market prior to the completion of our initial business combination, although they are under no obligation or duty to do so. Any price paid for such securities may be less (but not more) than the amount a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. In the event that our Sponsor, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares or rights or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase securities in such transactions.

The purpose of any such transactions could be to (1) decrease the number of shares to be redeemed thereby leaving more cash available for the post-combination company or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares or public rights and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

See “Business — Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Annual Report entitled “Business — Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described in this Annual Report, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 18 months from the closing of the Initial Public Offering for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond the 18 months from the closing of the Initial Public Offering before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the private units and filed a Current Report on Form 8-K incorporated by reference to this Annual Report, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our public shares, you will lose the ability to redeem all such shares in excess of 15% of our public shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “excess shares.” However, our amended and restated memorandum and articles of association does not restrict our shareholders’ ability to vote all of their shares (including excess shares) for or against our initial business combination. Your inability to redeem the excess shares will reduce your influence over our ability to complete our initial business combination. Accordingly, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. As a result, our ability to compete with respect to the acquisition of certain target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

If the net proceeds of the Initial Public Offering and the sale of the private units not being held in the trust account are insufficient to allow us to operate for at least the next 18 months from the closing of the Initial Public Offering, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 18 months from the closing of the Initial Public Offering (as further described in this Annual Report); however, we cannot assure you that our estimate is accurate. If the available funds are not sufficient, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business and we may be forced to liquidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share or less in certain circumstances on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

If the net proceeds of the Initial Public Offering and the sale of the private units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our initial shareholders or management team to fund our search for a business combination and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private units, only approximately $500,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $500,000 (excluding underwriting discounts), we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our initial shareholders or their affiliates to operate, or we may be forced to liquidate. None of our initial shareholders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our initial shareholders or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.05 per share on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.05 per share initially held in the trust account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so. For example, they may determine that the cost of such legal action is too high relative to the amount recoverable or that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.05 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of approximately $18,000 and imprisonment for five years in the Cayman Islands.

Because we are not limited to a particular industry, sector, or geographic region in which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may seek to complete a business combination with a target business in any industry or sector or geographical location. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares.

Past performance by our management team, our advisors and our initial shareholders may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and our initial shareholders and their affiliates is presented for informational purposes only. Past performance by our management team and our initial shareholders is not a guarantee either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. The majority of our officers, directors and advisors have not had management experience with special purpose acquisition companies in the past. You should not rely on the historical record of our management team’s, our advisors’ or our initial shareholders’ respective performance as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and rightholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination, we may enter into one or more transactions that require shareholders and/or rightholders to recognize gain or income for tax purposes or otherwise increase their tax burden without prior notice to or approval from our shareholders and rightholders. We do not intend to make any cash distributions to shareholders or rightholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a rightholder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or public rights.

Furthermore, we will likely effect a business combination with a target company that has business operations outside of the Cayman Islands and, possibly, business operations in multiple jurisdictions, and we may reincorporate in a different jurisdiction in connection therewith (including, but not limited to, the jurisdiction in which the target company or business is located). For example, in anticipation of engaging in a business combination with certain target companies, we may convert into a U.S. company, even if such a business combination ultimately is not achieved. If we effect any such transaction, including such a conversion, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition. In addition, shareholders and rightholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after any such transaction.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications, or abilities we suspected. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If we complete a business combination with a single target business, we may be solely dependent on such single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from the Initial Public Offering and the sale of the private units, up to $115,575,000 will be available to complete our initial business combination and pay related fees and expenses. We intend to complete our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to complete our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property, or asset, or dependent upon the development or market acceptance of a single or limited number of products, processes, or services.

This lack of diversification may subject us to numerous economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

Risks Related to Our Securities

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units have been approved for listing on NASDAQ and our ordinary shares and rights on or promptly after their date of separation. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $10,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $30 million and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our ordinary shares and rights will be listed on NASDAQ, our units, ordinary shares and rights will be covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Additionally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We may issue additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 400,000,000 ordinary shares, par value $0.0001 per share and 100,000,000 preference shares, par value $0.0001 per share. Immediately after the Initial Public Offering and the closing of the over-allotment, there are 15,920,833 ordinary shares issued and outstanding and no preference shares issued and outstanding. As a result, there are 384,079,467 unissued ordinary shares and 100,000,000 preference shares, respectively, available for issuance, which amount does not take into account the ordinary shares reserved for issuance upon conversion of any outstanding rights.

We may issue a substantial number of additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote as a class with our public shares. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with the approval of our shareholders. However, our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or rights.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness prior to the business combination unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	other disadvantages compared to our competitors who have less debt.

The grant of registration rights to our initial shareholders and EBC may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares post business combination.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, holders of the founder shares, EBC founder shares, private units and any ordinary shares that may be issued upon conversion of working capital loans may demand that we register such units and/or underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares post business combination. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the founder shares, EBC founder shares, private units and any private units that may be issued upon conversion of working capital loans are registered.

Our initial shareholders contributed an aggregate of approximately $25,000, or approximately $0.005 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the shares and none to the portion of the right included in the unit) and the pro forma net tangible book value per our shares after the Initial Public Offering constitutes the dilution to you and the other investors in the Initial Public Offering. Our initial shareholders acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing of the Initial Public Offering, and assuming no value is ascribed to the portion of the right included in the units, you and the other public shareholders incurred an immediate and substantial dilution of approximately 97.91% or $8.90 per share, the difference between the pro forma net tangible book value per share of $0.19 and the deemed offering price of $10.00 per unit.

Our initial shareholders paid an aggregate of $25,000 for the founder shares, or approximately $0.005 per founder share. As a result of this low initial price, our initial shareholders stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders.

As a result of the low acquisition cost of our founder shares, our initial shareholders could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights are issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the holders of the rights.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the rights agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such rights holder in any such enforcement action by service upon such rights holder’s counsel in the foreign action as agent for such rights holder.

This choice-of-forum provision may limit a rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our rights may have an adverse effect on the market price of our ordinary shares and make it more difficult to complete our initial business combination.

We issued rights as part of the units sold in the Initial Public Offering entitling the holders to receive an aggregate of 1,150,000 ordinary. Simultaneously with the closing of the Initial Public Offering, we issued as part of the private units rights entitled to the holders an aggregate of 38,750 ordinary shares. In addition, if our initial shareholders or their affiliates make any working capital loans, up to $1,500,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

To the extent we issue ordinary shares to complete a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon conversion of the rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Therefore, our rights may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or “GAAP”, or international financial reporting standards as issued by the International Accounting Standards Board, or “IFRS”, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Related to Our Management

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our initial business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with us after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

Our officers and directors may allocate their time to other businesses and may become officers or directors of other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present a target to us instead of our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors have fiduciary responsibilities to dedicate substantially all their business time to their respective affairs and their respective employers. Additionally, these responsibilities may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees prior to the completion of our initial business combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs; or if they have fiduciary duty to present a target company to our competitor instead of us, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report entitled “Part II - Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors may become affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Annual Report entitled “— Executive Officers and Directors,” “— Conflicts of Interest” and “— Certain Relationships and Related Party Transactions” under “Item 10. Directors, Executive Officers and Corporate Governance.”

Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our initial shareholders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial shareholders or their respective affiliates. Our initial shareholders are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that acquiring such affiliated entity will be beneficial and such transaction was approved by a majority of our independent directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our initial shareholders or their respective affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may engage one or more affiliates of our Sponsor, officers or directors or their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more affiliates of our Sponsor, officers or directors or their respective affiliates to provide additional services to us, including, for example, identifying potential targets or providing financial advisory services. We may pay such affiliates customary, fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Any such affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with advising on, sourcing and consummating of an initial business combination.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our Sponsor has acquired an aggregate 5,031,250 founder shares for an aggregate purchase price of $25,000. Subsequently, our Sponsor and our independent director nominees forfeited an aggregate of 1,197,917 founder shares, such that our Sponsor and independent director nominees own an aggregate of 3,833,333 founder shares (3,743,333 founder shares owned by the Sponsor and 90,000 founder shares owned by the independent director nominees). Prior to this initial investment in our company, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 25% of the outstanding shares after the Initial Public Offering (excluding the EBC founder shares). In addition, our Sponsor and EBC purchased an aggregate of 387,500 private units at a price of $10.00 per unit ($3,875,000 in the aggregate) in private placements that closed simultaneously with the closing of the Initial Public Offering and the over-allotment. The founder shares and private units will be worthless if we do not complete an initial business combination. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination (subject to applicable securities laws) provided that in connection with any proposed business combination, our initial shareholders will not vote any ordinary shares that they purchase after we publicly announce our intention to engage in such proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination or amendments to our amended and restated memorandum and articles of association prior thereto. In addition, we may obtain loans from our initial shareholders. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination, and influencing the operation of the business following the initial business combination.

Our initial shareholders and other insiders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own founder shares representing 25.8% of our issued and outstanding shares (excluding the EBC founder shares and private shares). Accordingly, our initial shareholders and their affiliates may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares. In addition, our board of directors, whose members were elected by certain of our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome.

Post Business Combination Risks

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares.

Our success will ultimately depend upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for its technology.

Ultimately, our success will depend on the acceptance of our products and services in the target markets. We are faced with the risk that the marketplace will not be receptive to our products and services over competing products and that we will be unable to compete effectively. We will face challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges.

We cannot assure investors that the products and services of the company with which we conduct a business combination, or any future products and services will gain broad market acceptance. If the market for our products and services fails to develop or develops more slowly than expected, or if any of the services and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and payment methods, demand for product enhancements, new product features, and changing business needs, requirements or preferences, our products may become less competitive.

Regardless of our target business’ industry, it will likely be subject to ongoing technological change, evolving industry standards, changing regulations, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements, features, or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, modifications, and new product features. If we are unable to enhance our products or develop new products that keep pace with technological and regulatory change and changes in customer preferences and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results and financial condition would be adversely affected. Furthermore, modifications to our existing platform, products, or technology will increase our research and development expenses. Any failure of our products and services to operate effectively could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Technology platforms may not operate properly or as we expect it to operate.

Technology platforms are expensive and complex, their continuous development, maintenance and operation may entail unforeseen difficulties including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may not be able to provide any products or services. Errors could also cause customer dissatisfaction with us, which could cause customers to stop purchasing or working with us. Any of these eventualities could result in a material adverse effect on our business, results of operations and financial condition.

New or changing technologies, could cause a disruption in our business model, which may materially impact our results of operations and financial condition.

If we fail to anticipate the impact on our business of changing technology, our ability to successfully operate may be materially impaired. Our business could also be affected by potential technological changes. Such changes could disrupt the demand for products from current customers, create coverage issues or impact the frequency or severity of losses, or reduce the size of the ultimate market, causing our business to decline. We may not be able to respond effectively to these changes, which could have a material effect on our results of operations and financial condition.

We may face additional and distinctive risks if we acquire a business in certain industries, such as technology.

Business combinations with businesses in certain industries, such as technology, may involve special considerations and risks. If we complete our initial business combination with a technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	If we are unable to keep pace with evolving technology and changes in the technology services industry, our revenues and future prospects may decline;

●	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

●	Difficulties with any products or services we provide could damage our reputation and business;

●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business; and

●	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Risks Related to Acquiring and Operating a Business Outside of the United States

We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles than in the United States;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

The economic, political, and social conditions, as well as government policies, of the country in which our potential target’s operations are located could affect our business. The economy in such target’s country may differ greatly from the economies of most developed countries in many respects. Such country’s economic growth may be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If in the future such target’s country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect the ability of that target business to become profitable after our initial business combination.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

If any dividend is declared in the future and paid in a foreign currency, you may be disproportionately taxed on what you actually receive.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

General Risk Factors

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

We may become subject to income taxes in various other jurisdictions in the future. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would adversely affect our operating results. In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and certain states, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited by the same.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If a potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if a potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our Sponsor is an entity incorporated in Singapore and is controlled by our chairman and chief executive officer, Kanat Mynzhanov, a citizen of the United Kingdom. Therefore, if CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, the public shareholders may only receive $10.05 per share, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation of our stock in the combined company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations and ability to consummate our initial business combination. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held in demand deposit or cash accounts or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the Company. As a result, our public shareholders may receive only approximately $10.05 per public share, or less in certain circumstances, on the liquidation of our trust account and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the trust account as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our rights would expire worthless.

As indicated above, we have 18 months from the date of the closing of the Initial Public Offering to consummate an initial business combination. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from the Initial Public Offering and private placement of rights during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. Furthermore, the longer the funds are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our rights would expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Accordingly, until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and/or market-wide liquidity problems. These events could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our vendors and customers. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was put into receivership. Since that time, there have been reports of instability at other U.S. banks, including First Republic Bank. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.

To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. However, failures of other banks or financial institutions may expose us to additional risks, either directly or through the effect on vendors or other third parties, and may lead to significant disruptions to our operations, financial condition and reputation. Moreover, uncertainty remains over liquidity concerns in the broader financial services industry. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our Initial Public Offering.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 850 Library Avenue, Suite 204 Newark, DE 19711. The cost for this space is included in the $10,000 per month fee. Pursuant to an administrative services agreement, dated December 3, 2024, between the Company and the Sponsor (the “Administrative Services Agreement”), until the completion of our initial business combination or liquidation, we will pay a monthly fee of $10,000 to our Sponsor for secretarial and administrative services.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the Nasdaq Global Market. Each of our units consists of one ordinary share and one right and, commencing on December 4, 2024, trades on the Nasdaq Global Market under the symbol “TAVIU.” The ordinary shares and rights underlying our units are trading separately on the Nasdaq Global Market under the symbols “TAVI” and “TAVIR,” respectively.

Holders of Record

On March 21, 2025, there was four holders of record of our units, six holders of record of our ordinary shares, and one holder of record of our rights. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination.

The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands Law. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, the ability to pay such dividends in kind at the combined company’s option may result in dilution to existing shareholders. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On December 5, 2024, we consummated our Initial Public Offering of 10,000,000 units at $10.00 per unit, each unit consisting of one ordinary share and one right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of our initial business combination, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 350,000 private placement units at a price of $10.00 per unit in a private placement to the Sponsor and EBC, generating gross proceeds of $3,500,000. Following the closings of the Initial Public Offering and the private placement on December 5, 2024, an aggregate amount of $100,500,000 ($10.05 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the Trust Account and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders. On December 9, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on December 11, 2024, we consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000. After giving effect to the exercise of the over-allotment option, an aggregate of 11,500,000 Units have been issued in the Initial Public Offering at an aggregate offering price of $115,000,000, and an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the Trust Account. Transaction costs amounted to $3,605,995, consisting of $2,300,000 of cash underwriting fee and $1,305,995 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on March 7, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 7, 2024 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from March 7, 2024 (inception) through December 31, 2024, we had net income of $79,518, which consisted of interest income on marketable securities held in the Trust Account of $351,937 offset by operating costs of $272,419.

Liquidity and Capital Resources

On December 5, 2024, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 350,000 Private Placement Unit at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $3,500,000.

Following the closing of the Initial Public Offering on December 5, 2024, an amount of $100,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account. We incurred $3,305,995 in Initial Public Offering related cost, consisting of $2,300,000 of cash underwriting fee and $1,305,995 of other offering costs.

On December 9, 2024, the underwriters notified us of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on December 11, 2024, the Company consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000. After giving effect to the exercise of the over-allotment option, an aggregate of 11,500,000 Units have been issued in the Initial Public Offering and the over-allotment at an aggregate offering price of $115,000,000, and an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the Trust Account.

For the period from March 7, 2024 (inception) through December 31, 2024, cash used in operating activities was $74,275. Net income of $79,518 was affected by interest earned on marketable securities held in the Trust Account of $351,937, payment of formation costs through issuance of founder shares of $5,000, payment of formation costs through promissory note of $3,027, and payment of operation costs through promissory note of $161,728, and net change in operating assets and liabilities of $28,389.

As of December 31, 2024, we had marketable securities held in the Trust Account of $115,926,937 (including approximately $351,397 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $913,659 and working capital of $168,586. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for at least the next 12 months. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for certain utilities and administrative support services. We began incurring these fees on December 3, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate, which was paid at the closing of the Initial Public Offering.

We have engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. In addition, the Company will pay EBC a cash fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Kanat Mynzhanov	41	Chairman of the Board of Directors and Chief Executive Officer
Askar Mametov	41	Chief Financial Officer and Director
Christophe Charlier	52	Director
Marsha Kutkevitch	45	Director
Darrell Mays	61	Director

Kanat Mynzhanov serves as our Chairman of the Board and Chief Executive Officer. Mr. Mynzhanov was the Chief Executive Officer and director of Oxus Acquisition Corp., a black check company, from its inception in February 2021 until its merger with Borealis Foods Inc., a food tech company with a mission to address growing consumer needs and global food security challenges, in February 2024. Mr. Mynzhanov has served as a member of the board of directors of Borealis Foods Inc. (NASDAQ: BRLS) since February 2024. Mr. Mynzhanov was the founder and Chief Investment Officer of Bellprescot Asset Management, an asset management firm and Bellprescot Prime Fund, a hedge fund, with a focus of investments in technology driven public companies, including internet of things and cloud, autonomous driving, artificial intelligence, machine learning, semiconductors, cybersecurity and robotics, since September 2016 to June 2020. Since 2018, Mr. Mynzhanov advised on several private equity deals in fintech (payments, remittances and alternative financing), mobility (including EV battery metals and EV battery technology) and structured products, including tokenization and syndicated co-lending. Prior to founding the hedge fund, Mr. Mynzhanov served as the head of investments at Kazatomprom-Damu, a subsidiary of NAC Kazatomprom JSC, the world’s largest uranium producer, which fuels carbon-free electricity generation at nuclear power facilities around the globe, where he spearheaded mergers and acquisitions, joint ventures, and business development initiatives within the metals and mining, rare metals, and alternative energy sectors. Mr. Mynzhanov’s career with NAC Kazatomprom JSC began in March 2014, where he oversaw various projects and forged valuable relationships with key industry players. From March 2011 to March 2014, Mr. Mynzhanov’s experience included leadership roles in the crude oil maritime transportation sector and consulting for firms seeking capital and business development solutions. Mr. Mynzhanov holds a Master of Science from University of Westminster. We believe Mr. Mynzhanov is qualified to serve as a member of our Board because of his investment expertise, prior SPAC experience, and cross-border transaction experience.

Askar Mametov serves as our Chief Financial Officer and a director. Mr. Mametov served as Oxus’ Chief Financial Officer from Oxus’ inception in February 2021 until the completion of its initial business combination with Borealis in February 2024. Mr. Mametov has over 15 years of executive experience in mining, oil and gas, infrastructure and transportation industries with a thorough understanding of financial reporting (US GAAP and IFRS), taxation and accounting, financial planning and analysis. Mr. Mametov has served as the Director of Kaznedraproject LLP, a private Kazkh oil and gas exploration company, since July 2019. Previously, Mr. Mametov served as chief financial officer of KM Gold Inc., a public Kazakh gold mining company (KASE: KMGD) from August 2016 until October 2019. He led the process of public listing of the company on Kazakhstan Stock Exchange in 2016. Prior to that, Mr. Mametov served as financial controller of Sequa Petroleum Kazakhstan, a subsidiary of Sequa Petroleum, an oil and gas company, listed on Euronext Access (EPA: MLSEQ) from January 2014 to July 2016. From 2007 to 2014, Mr. Mametov served in multiple roles at Caspian Services Inc. (Nasdaq: CSSV), including management reporting, US GAAP financial reporting, as well as IFRS financial reporting for Kazakhstani Stock Exchange (KASE: US_CSSV). In 2007, Mr. Mametov worked at Beeline Kazakhstan, a subsidiary of VEON (Nasdaq: VEON) (formerly Vympelcom). From 2005 to 2007, Mr. Mametov served as financial reporting specialist and consortium accountant in PetroKazakhstan Inc. (TSX: PKZ), a Canadian oil company. Mr. Mametov is a member of IMA (Institute of Management Accountants) and since 2014, has served as the President of Kazakhstan Chapter of IMA. Mr. Mametov earned a B.S. in Accounting and MBA in Financial Reporting from KIMEP University. We believe Mr. Mametov is qualified to serve as a member of our Board because of his financial expertise, prior SPAC experience, and cross-border transaction experience.

Christophe Charlier serves on our board of directors. Mr. Charlier has served as one of Oxus’ independent directors from September 2021 until the completion of its initial business combination with Borealis in February 2024. Mr. Charlier is an international financier with over 25 years of experience in investment banking, private equity and international management. Throughout his career he has acted as principal or advised on a number of landmark transactions in the telecom, financial services, natural resources and sports and entertainment industries across developed and emerging markets. He has served as an independent director of La Française de l’Energie, a French clean energy production company, since April 2016 and chairman of Pure Grass Films, a UK-based film and TV series production company, since 2012. He served as a co-Chairman of Agri-Fintech Holdings, Inc. (f/k/a Tingo Inc.) (“Agri-Fintech”), an African fintech company, from September 2021 to April 2023. Mr. Charlier served as chairman of the board of directors of Renaissance Capital, a leading investment bank focused on emerging and frontier markets, from April 2017 to March 2020. As Chairman, Mr. Charlier coordinated the work of Renaissance Capital’s board of directors and oversaw strategic development, the global brand, and relationships with key clients and stakeholders globally. Previously, Mr. Charlier served as deputy CEO of Onexim Group, a leading private equity fund based in Moscow, from September 2008 to June 2014. In this capacity, he served on the boards of directors of several of Russia’s largest companies including RusAl, Polyus Gold, Quadra-Power Generation, and RBC. He also acted as chairman of the NBA’s Brooklyn Nets franchise from 2010 to 2014. Prior to that, from February 2002 to March 2004, Mr. Charlier was director of strategic development of Norilsk Nickel, leading its acquisition of strategic stakes in Stillwater Mining Company and Gold Fields. He started his investment banking career in 1995 at JPMorgan in the M&A Group in New York. Mr. Charlier graduated cum laude in Finance from the Wharton School and in International Relations from the College of Arts & Sciences of the University of Pennsylvania in 1994. We believe that Mr. Charlier is qualified to serve as a member of our Board because of his extensive executive financial experience across a number of industries.

On April 24, 2023, Mr. Charlier resigned as a director (including as co-Chairman) of Agri-Fintech. In his resignation letter, a copy of which was filed by Agri-Fintech as an exhibit to the current report on Form 8-K it filed to report his resignation, Mr. Charlier expressed concerns regarding the company’s corporate governance practices and management, and indicated that he would not be in a position to approve the company’s Annual Report on Form 10-K for the year ended December 31, 2022. In October 2023, Mr. Charlier filed a lawsuit against Agri-Fintech and its Chief Executive Officer alleging, among other things, fraud and breach of contract for failing to pay Mr. Charlier cash and equity compensation owed to him for his prior service as a director. In December 2023 the SEC filed a complaint against Agri-Fintech, its Chief Executive Officer and certain affiliated entities and obtained a temporary asset freeze and other emergency relief against the defendants, and in January 2024, the U.S. Attorney’s Office announced that it had unsealed an indictment against the Chief Executive Officer, charging him with securities fraud, among other things.

Marsha Kutkevitch serves on our board of directors. Ms. Kutkevitch has worked in the finance industry for over 20 years, primarily in structured products, emerging markets and capital markets. She has served as a Founder and COO of EMVirya Ltd, an FCA regulated investment advisor based in London, since February 2018. EMVirya Ltd, is a privately held financial services firm with extensive experience in global emerging markets that is positioning itself at the crossroads of Emerging markets and renewable energy. Prior to founding EMVirya, Ms. Kutkevitch worked as a Managing Director at Goldman Sachs from April 2015 to Sept 2016 in London. From 2003 to 2015 Ms. Kutkevitch was a Managing Director at Barclays Capital (Barclays Investment Bank). Ms. Kutkevitch helped to open the local office and integrate the local entity purchased by the bank. She ran a business at both Barclays and Goldman whose clients were corporates, financial institutions and governmental organizations. She advised them on best capital raising practices as well as asset liability management. Ms. Kutkevitch graduated Durham University with BSc in Natural Sciences. We believe that Ms. Kutkevitch is qualified to serve as a member of our Board because of her extensive financial and capital markets experience.

Darrell Mays serves on our board of directors. Mr. Mays is the Chief Executive Officer and Managing Partner of Mays//Mock Capital Partners, a middle market private equity firm focused on the TMT, Transportation and Energy sectors. The firm targets companies that serve SMBs as well as enterprise customers that want an opportunity to work with Minority Business Enterprise (MBE) certified companies. Mr. Mays served on the board of directors of American Virtual Cloud Technologies, Inc., formerly known as Pensare Acquisition Corp., from July 2017 until May 2023. He also served as Chief Executive Officer from July 2021 to August 2022 and also from July 2017 to September 2020. American Virtual Cloud Technologies, Inc. and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in January 2023. Mr. Mays was the Founder and Chief Executive Officer of nsoro, a turnkey wireless installation services provider, from 2003 to 2008, which was acquired by MasTec in August 2008. Mr. Mays served as an executive of MasTec from August 2008 to December 2016. Mr. Mays holds a Bachelor of Arts degree in Business from Georgia State University. We believe that Mr. Mays is qualified to serve as a member of our Board because of his extensive executive and director experience and prior SPAC experience.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Marsha Kutkevitch, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Darrell Mays and Christophe Charlier, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Kanat Mynzhanov and Askar Mametov, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

Committees of the Board of Directors

Our board of directors have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Mr. Charlier, Ms. Kutkevitch and Mr. Mays serve as members of our audit committee, with Mr. Charlier serving as the Chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Charlier qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Mr. Charlier, Ms. Kutkevitch and Mr. Mays serve as members of our compensation committee, with Mr. Charlier serving as the chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our initial business combination.

Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers may not become an officer or director of any other special purpose acquisition company that publicly files a registration statement for its initial public offering before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months from the closing of the Initial Public Offering.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

●	Our initial shareholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months from the date the closing of the Initial Public Offering (or such later date if extended by shareholders). If we do not complete our initial business combination within such applicable time period, the funds held in the trust account will be used to fund the redemption of only our public shares. The founder shares will not, subject to certain exceptions, be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own ordinary shares and/or rights following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	The founders’ shares beneficially owned by our initial shareholders and the private units purchased by our initial shareholders, and any rights which our officers or directors may purchase in the aftermarket will expire worthless if a business combination is not consummated. This is because our officers and directors and affiliates will not receive liquidation distributions from the trust account with respect to any of the founders’ shares, private shares or rights.

●	Our initial shareholders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial shareholders, officers, directors or their affiliates to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of Cayman Islands are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders or any affiliate of them, subject to certain approvals and consents. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our shareholders for a vote, our initial shareholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination (subject to applicable securities laws) provided that in connection with any proposed business combination, our initial shareholders will not vote any ordinary shares that they purchase after we publicly announce our intention to engage in such proposed business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

We believe that these provisions, the insurance, and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for the following late filing: a Form 3 for Marsha Kutkevitch filed on December 5, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. In July 2024, our Sponsor transferred 50,000 founder shares to each of our independent director nominees at their original purchase price. Subsequently, each of our independent director nominees forfeited 20,000 founder shares, such that each independent director nominee owns 30,000 founder shares We may pay finder’s and consulting fees to our initial shareholders or any of their respective affiliates for services rendered prior to or in connection with the completion of our initial business combination. In addition, our officers, directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Clawback Policy

On March 27, 2025, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report, and as adjusted to reflect the sale of our ordinary shares included in the units offered by this Annual Report, and assuming no purchase of units in the Initial Public Offering, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Tavia Sponsor Pte. Ltd.(2)	3,992,440	25.1%
Kanat Mynzhanov(2)	3,992,440	25.1%
Askar Mametov(3)	-	-
Christophe Charlier	30,000	*
Marsha Kutkevitch	30,000	*
Darrell Mays	30,000	*
All executive officers and directors as a group (five individuals)	4,082,440	25.6%
AQR Capital Management, LLC(4)	950,000	6.0%
Karpus Management, Inc.(5)	915,000	5.7%
Polar Asset Management Partners Inc.(6)	960,000	6.0%

*	Indicates less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Tavia Acquisition Corp., 850 Library Avenue, Suite 204, Newark, Delaware 19711.

(2)	Represents securities held by Tavia Sponsor Pte. Ltd., our Sponsor, of which Mr. Mynzhanov is the controlling shareholder.

(3)	Does not include certain shares indirectly owned by Mr. Mametov as a result of his ownership interest in our Sponsor.

(4)	Based on a Schedule 13G filed on February 14, 2025, by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC. The principal business address for each of the reporting persons is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

(5)	Based on a Schedule 13G filed on February 14, 2025, by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”), a New York corporation. Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The shares reported herein are owned directly by the accounts managed by Karpus. The principal business address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(6)	Based on a Schedule 13G filed on February 14, 2025, by Polar Asset Management Partners Inc., a Canadian corporation. The reporting person is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The principal business address for the reporting person is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

Because of our initial shareholders’ ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the election of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions, including approval of our initial business combination.

Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination (subject to applicable securities laws) provided that in connection with any proposed business combination, our initial shareholders will not vote any ordinary shares that they purchase after we publicly announce our intention to engage in such proposed business combination, (B) not to redeem any shares owned by them in connection with a shareholder vote to approve a proposed initial business combination or amendment to our amended and restated memorandum and articles of association prior thereto and (C) to waive liquidation rights with respect to their founder shares.

Our Sponsor and its controlling individuals and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On March 7, 2024, our Sponsor acquired an aggregate of 5,031,250 founder shares for an aggregate purchase price of $25,000. In July 2024, our Sponsor transferred 50,000 founder shares to each of our independent director nominees at their original purchase price. Subsequently, our Sponsor and our independent director nominees forfeited an aggregate of 1,197,917 founder shares, such that our Sponsor and independent director nominees own an aggregate of 3,833,333 founder shares (3,743,333 founder shares owned by the Sponsor and 90,000 founder shares owned by the independent director nominees). Prior to the initial investment in our company of $25,000 by our Sponsor, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 25% of the outstanding shares upon completion of the Initial Public Offering (excluding the EBC founder shares).

Our Sponsor and EBC, pursuant to written agreements, purchased an aggregate of 350,000 private units (225,000 private units to be purchased by our Sponsor and 125,000 private units to be purchased by EBC or its designees), at a price of $10.00 per unit for a total purchase price of $3,500,000 in a private placement closed simultaneously with the closing of the Initial Public Offering. In connection with the closing of the over-allotment, our Sponsor and EBC purchased from us an additional 37,500 private units on a pro rata basis (up to 24,107 private units to be purchased by our Sponsor and up to 13,393 private units to be purchased by EBC or its designees) at a price of $10.00 per unit in an amount that is necessary to maintain in the trust account $10.05 per unit sold to the public in the Initial Public Offering. The private units sold in the private placement (including the private shares, private rights and ordinary shares issuable upon conversion of private rights) and the working capital units that may be issued upon conversion of working capital loans (including the ordinary shares issuable upon exercise of such working capital units) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our initial shareholders, existing officers, directors and advisors, or any of their respective affiliates, may be paid customary, fair and reasonable finder’s and consulting fees for services rendered prior to or in connection with the completion of an initial business combination. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our Sponsor has loaned to us up to $500,000 used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the closing of the Initial Public Offering. The loans were repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the trust account. The value of our Sponsor’s and/or its affiliates’ interest in this transaction corresponds to the principal amount outstanding under any such loan.

Our Sponsor has agreed that, commencing on the effective date of the initial offering prospectus through the earlier of our consummation of our initial business combination or the liquidation of the trust account, it will make available to us certain general and administrative services, including utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into working capital units at $10.00 per unit at the option of the lender. The working capital units would be identical to the private units sold in the private placement.

Except as set forth above, the terms of such loans have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our initial shareholders, officers, directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but if we do, we will request such lender to provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. However, the amount of such compensation may not be known at the time of the shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

We have entered into a registration rights agreement with respect to the founder shares, EBC founder shares, private units, working capital units (if any) and their underlying securities. The holders of the founder shares, EBC founder shares, private units, working capital units (if any) and their underlying securities are entitled to registration rights pursuant to a registration rights agreement signed prior on the effective date of the Initial Public Offering, requiring us to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

In compliance with FINRA Rule 5110(g)(8), the registration rights granted to EBC are limited to demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of this Annual Report and EBC may only exercise its demand rights on one occasion.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to the audit committee charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. The following payments will be or have been made to our initial shareholders or their affiliates, none of which will be made from the proceeds of the Initial Public Offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $500,000 in loans made to us by our Sponsor.

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee upon consummation of an initial business combination for any services they render in order to effectuate the completion of such business combination.

●	Repayment of non-interest bearing loans which may be made by our initial shareholders, officers, directors or their affiliates to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. Such working capital units are identical to the private units sold in the private placement. Except as set forth above, the terms of such loans have not been determined nor have any written agreements been executed with respect thereto.

●	Payment to our Sponsor of $10,000 per month for secretarial and administrative services.

Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Charlier, Ms. Kutkevitch and Mr. Mays are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period from March 7, 2024 (inception) through December 31, 2024, fees for WithumSmith+Brown, PC, our independent registered public accounting firm, were approximately $37,500 for the services Withum performed in connection with the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the period from March 7, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $174,000 for the services Marcum performed in connection with our Initial Public Offering.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 7, 2024 (inception) through December 31, 2024.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 7, 2024 (inception) through December 31, 2024.

All Other Fees. We did not pay Marcum for other services for the period from March 7, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company, dated December 3, 2024.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Ordinary Share Certificate.
4.3(2)	Specimen Rights Certificate.
4.4(1)	Rights Agreement, dated December 3, 2024, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant
10.1(2)	Investment Management Trust Agreement, dated December 3, 2024, between the Company and Continental Stock Transfer & Trust Company.
10.2(2)	Private Placement Unit Purchase Agreement, dated December 3, 2024, between the Company and Tavia Sponsor PTE. LTD.
10.3(1)	Private Placement Unit Purchase Agreement, dated December 3, 2024, between the Company and EarlyBirdCapital, Inc.
10.4(1)	Registration Rights Agreement, dated December 3, 2024, among the Company, the Sponsor and certain securityholders.
10.5(1)	Administrative Services Agreement, dated December 3, 2024, between the Company and the Sponsor.
10.6(1)	Letter Agreement, dated December 3, 2024, by and among the Company, the Sponsor, the initial shareholders and each officer and director of the Company.
10.7(1)	Form of Indemnity Agreement.
10.8(1)	Share Escrow Agreement, dated December 3, 2024, by and among the Company, Continental, and certain security holders
10.9(1)	Underwriting Agreement, dated December 3, 2024, between the Company and EarlyBirdCapital, Inc.
10.10(1)	Business Combination Marketing Agreement, dated December 3, 2024, between the Company and EarlyBirdCapital, Inc.
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2024.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-280275), filed with the SEC on November 26, 2024, as amended.

ITEM 16. FORM 10-K SUMMARY

None

TAVIA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Tavia Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tavia Acquisition Corp. (the “Company”) as of December 31, 2024, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from March 7, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from March 7, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2025.

New York, New York

March 31, 2025

PCAOB ID Number 100

TAVIA ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2024

Assets
Current assets
Cash	$913,659
Prepaid expenses	44,059
Total current assets	957,718
Marketable securities held in Trust Account	115,926,937
Total Assets	$116,884,655
Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity
Current Liabilities
Accrued offering costs	$85,000
Accrued expenses	72,448
Advances from related party	131,684
Promissory note – related party	500,000
Total Liabilities	789,132

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.06 per share	115,685,866

Shareholders’ Equity
Preferred shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,420,833 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	442
Additional paid-in capital	329,697
Retained earnings	79,518
Total Shareholders’ Equity	409,657
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$116,884,655

The accompanying notes are an integral part of this financial statement.

TAVIA ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 7, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

General and administrative costs	$272,419
Loss from operations	(272,419)

Other income:
Interest earned on marketable securities held in Trust Account	351,937
Total other income	351,937

Net income	$79,518

Basic and diluted weighted average shares outstanding of redeemable ordinary shares	1,015,000
Basic and diluted net income per redeemable ordinary share	$0.01
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	4,987,229
Basic and diluted net income per non-redeemable ordinary share	$0.01

The accompanying notes are an integral part of this financial statement.

TAVIA ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 7, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholder’s
	Shares	Amount	Capital	Earnings	Deficit
Balance — March 7, 2024 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	3,833,333	383	24,617	—	25,000

Issuance of ordinary shares to underwriters	200,000	20	721,980	—	722,000

Accretion for ordinary shares to redemption amount	—	—	(5,586,528)	—	(5,586,528)

Sale of Private Placement Units	387,500	39	3,874,961	—	3,875,000

Fair value of rights included in Public units	—	—	1,380,000	—	1,380,000

Allocated value of transaction costs to ordinary shares	—	—	(85,333)	—	(85,333)

Net income	—	—	—	79,518	79,518

Balance – December 31, 2024	4,420,833	$442	$329,697	$79,518	$409,657

The accompanying notes are an integral part of this financial statement.

TAVIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 7, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash flows from operating activities:
Net income	$79,518
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of founder shares	5,000
Payment of formation costs through promissory note	3,027
Payment of operation costs through promissory note	161,728
Interest earned on marketable securities held in Trust Account	(351,937)
Changes in operating assets and liabilities:
Prepaid expenses	(44,059)
Accrued expenses	72,448
Net cash used in operating activities	(74,275)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(115,575,000)
Net cash used in investing activities	(115,575,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Units	3,875,000
Proceeds from advances from Sponsor	131,684
Proceeds from sale of founder shares	994
Proceeds from promissory note - related party	231,209
Repayment of promissory note - related party	(150,000)
Payment of offering costs	(225,953)
Net cash provided by financing activities	116,562,934

Net change in cash	913,659
Cash, beginning of the period	—
Cash, end of the period	$913,659

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$742,000
Deferred offering costs paid through promissory note – related party	$254,036

The accompanying notes are an integral part of this financial statement.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tavia Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on March 7, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, although the Company intends to primarily direct its attention on target businesses in North America and Europe focused on energy transition, the circular economy and food technologies. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 7, 2024 (inception) through December 31, 2024 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 3, 2024. On December 5, 2024, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to Tavia Sponsor PTE. LTD., a company incorporated in Singapore (“Sponsor”), and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $3,500,000. On December 9, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on December 11, 2024, the Company consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000. After giving effect to the exercise of the over-allotment option, an aggregate of 11,500,000 Units have been issued in the Initial Public Offering and the over-allotment at an aggregate offering price of $115,000,000, and an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the Trust Account.

Transaction costs amounted to $3,605,995, consisting of $2,300,000 of cash underwriting fee and $1,305,995 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The share exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding income interest earned on the trust account and released to the Company to pay taxes). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on December 5, 2024, an amount of $100,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be held in cash, including in demand deposit accounts at a bank, or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company will disclose in each quarterly and annual report filed with the SEC prior to the initial Business Combination whether the proceeds deposited in the Trust Account are invested in U.S. government treasury obligations or money market funds or a combination thereof or as cash or cash items, including in demand deposit accounts. Additionally, when the Company determines (based on its management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act) to hold the funds in the Trust Account as cash or in demand deposit accounts at a bank, the amount of interest received would likely be less.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely at its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or share exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Shares (as defined below) and, subject to applicable securities laws, any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group,” as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC Founder Shares (defined below), Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder shares, EBC Founder Shares and Private Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC Founder Shares and Private Shares held by them if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering. If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares, Private Shares and, subject to applicable securities laws, any public shares purchased by them in or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of an initial Business Combination.

The Company will have until 18 months from the closing of the Initial Public Offering, or June 5, 2026, to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (including interest earned on the funds held in the trust account) (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.05 per Public Share and (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

As of December 31, 2024, the Company had operating cash of $913,659 and a working capital of $168,586. The Company intends to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $913,659 in cash and no cash equivalents as of December 31, 2024.

Marketable Securities Held in Trust Account

As of December 31, 2024, the assets held in the Trust Account, amounting to $115,926,937, were held in marketable securities composed of U.S. treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ equity as Public Rights and Private Placement Units after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering.

Share Rights

The Company accounts for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at its assigned value.

The fair value of the rights was determined using a discounted cash flow analysis that incorporates the probability-weighted payoff of the right, discounted over the expected term to business combination. The weighting was based on consideration of other similar SPACs with traded rights. The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights as of December 5, 2024, the date in which the Company consummated the Initial Public Offering:

Traded price of Unit	$9.99
Expected Term to De-SPAC (Years)	1.5
Probability of De-SPAC and Instrument-Specific Market Adjustment	12.0%
Risk-free rate	4.15%
Implied common stock price	$9.88
Fair value per share right	$0.12

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The remeasurement associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption amount approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the period from March 7, 2024 (inception) through December 31, 2024
	Redeemable	Non-redeemable

Numerator:
Allocation of net income	$13,447	$66,071
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,015,000	4,987,229
Basic and diluted net income per ordinary share	$0.01	$0.01

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated equity. Accordingly, as of December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,380,000)
Ordinary shares issuance costs	(3,520,662)
Plus:
Remeasurement of carrying value to redemption value	5,586,528
Ordinary Shares subject to possible redemption, December 31, 2024	$115,685,866

Recently Issued Accounting Pronouncements Adopted During the Period

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Public Units

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right (“Public Right”). Ten Public Rights will entitle the holder to one ordinary share.

On December 9, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional Units at $10.00 per Unit, which upon closing, generated gross proceeds of $15,000,000. The over-allotment option closed on December 11, 2024 simultaneously with an additional Private Placement of $375,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EBC purchased an aggregate of 350,000 Private Placement Units (225,000 Private Placement Units purchased by the Sponsor and 125,000 Private Placement Units purchased by EBC or its designees), at a price of $10.00 per Private Placement Units from the Company in a private placement, generating gross proceeds of $3,500,000. The proceeds from the sale of the Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account. Additionally, the over-allotment option closed on December 11, 2024 simultaneously with an additional Private Placement of $375,000.

If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying ordinary shares (“Private Shares”) and rights) are identical to the Public Units (including the underlying Public Shares and Public Rights) sold in the Initial Public Offering. The Sponsor and EBC have agreed not to transfer, assign or sell any of the Private Placement Units or underlying shares (except to the same permitted transferees as the Founder Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Founder Shares must agree to, each as described herein) until the completion of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares and EBC Founder Shares

On March 7, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.005 per share, to cover certain of the Company’s expenses, for which the Company issued 5,031,250 Founder Shares to the Sponsor. On July 30, 2024, the Sponsor transferred 150,000 Founder Shares to three director nominees (50,000 shares each) for an aggregate amount of $750, or approximately $0.005 per share. Subsequently, on October 24, 2024, the Sponsor and independent director nominees forfeited an aggregate of 1,197,917 Founder Shares for no consideration, such that the Sponsor and independent directors own an aggregate of 3,833,333 Founder Shares (3,743,333 Founder Shares owned by the Sponsor and 90,000 Founder Shares owned by the independent directors). All share and per share data has been retrospectively presented.

On March 7, 2024, the Company issued to EBC 200,000 ordinary shares (“EBC Founder Shares”) for a purchase price of $0.005 per share and an aggregate purchase price of $994. The Company estimated the fair value of the EBC Founder Shares to be $722,000 or $3.61 per share. Accordingly, $721,006 (the total $722,000 fair value less $994 to be paid by EBC) has been recorded as an offering cost which was closed to additional paid-in capital at the closing of the Initial Public Offering. The Company established the initial fair value for the EBC Founder Shares on March 7, 2024, the date of the issuance, using a calculation prepared by management which takes into consideration the probability of completion of the Initial Public Offering, an implied probability of the completion of a Business Combination and a Discount for Lack of Marketability calculation. The EBC Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, the probability of the initial public offering, and other risk factors.

The sale of the Founders Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 150,000 shares granted to the Company’s director nominees was $619,500 or $4.13 per share. On October 24, 2024, the director nominees surrendered 20,000 shares each, for no consideration. The fair value of the 90,000 shares granted to the Company’s director (after the forfeiture) nominees was $371,700 or $4.13 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

The Founder Shares and EBC Founder Shares are identical to the ordinary shares included in the Public Units, and holders of Founder Shares and EBC Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares and EBC Founder Shares are subject to certain transfer restrictions, as described below; (ii) the initial shareholders and EBC have agreed (A) to waive their redemption rights with respect to any Founder Shares and EBC Founder Shares in connection with the completion of the initial Business Combination, (B) to waive their redemption rights with respect to their Founder Shares and EBC Founder Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (a) modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and EBC Founder Shares held by them if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the Founder Shares and EBC Founder Shares are entitled to registration rights. If the Company submits the initial Business Combination to the public shareholders for a vote, the initial shareholders have agreed (and their permitted transferees will agree) to vote any Founder Shares and any Public Shares purchased by them in or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial business combination that results in all the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On March 7, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which, as amended on July 24, 2024, the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. As of December 31, 2024, there were $500,000 outstanding under the Promissory Note.

Advances from Related Party

Advances from related party represents excess private placement funding by the Sponsor to the Company that is not covered by the Promissory Note. As of December 31, 2024, total advances from related party amounted to $131,684. These advances are due on demand.

Administration Fee

The Company entered into an agreement with the Sponsor, commencing on December 3, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for certain utilities and administrative support services. As of December 31, 2024, the Company incurred $10,000 of administrative services fees which was included in accrued expenses in the accompanying balance sheet.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares, Private Placement Units, working capital units (if any), and their underlying securities will be entitled to registration rights pursuant to a registration rights agreement to be signed on the effective date of the Initial Public Offering. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, which was paid at the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. In addition, the Company will pay EBC a cash fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of December 31, 2024, there were 4,420,833 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, (ii) 200,000 EBC Founder Shares, (iii) 350,000 Private Placement Shares issued at the closing of the Initial Public Offering and (iv) 37,500 Private Placement Shares issued at the closing of the over-allotment option, excluding 11,500,000 shares subject to possible redemption.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions, will require a special resolution under Cayman Islands law and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the election of directors. After completion of the initial Business Combination, the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the business combination. If the Company is unable to complete the initial business combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024
Marketable securities held in Trust Account	1	$115,926,937

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

December 31, 2024
Trust Account	$115,926,937
Cash	$913,659

For the Period from March 7, 2024 (Inception) Through December 31, 2024
General and administrative costs	$272,419
Interest earned on marketable securities held in Trust Account	$351,937

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except for the following.

On January 20, 2025, the audit committee of the board of directors of the Company (the “Audit Committee”) dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm, effective as of January 20, 2025. The change in independent registered public accounting firm is not the result of any disagreement with Marcum. The Audit Committee further approved the engagement of WithumSmith+Brown PC (“Withum”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024, and Withum was formally engaged on the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAVIA ACQUISITION CORP.

Dated: March 31, 2025	By:	/s/ Kanat Mynzhanov
Kanat Mynzhanov
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2025.

Signatures	Capacity in Which Signed

/s/ Kanat Mynzhanov	Chairman and Chief Executive Officer
Kanat Mynzhanov	(Principal Executive Officer)

/s/ Askar Mametov	Chief Financial Officer and Director
Askar Mametov	(Principal Financial and Accounting Officer)

/s/ Christophe Charlier	Director
Christophe Charlier

/s/ Marsha Kutkevitch	Director
Marsha Kutkevitch

/s/ Darrell Mays	Director
Darrell Mays