Form 10-Q
period 2025-03-31
Tavia Acquisition Corp.
filed 2025-05-15
CIK 2020385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-42430

Tavia Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Not Applicable

(Address of principal executive offices)

(212) 506-6298

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act). Yes ☒ No ☐

As of May 15, 2025, there were 15,920,833 ordinary shares, $0.0001 par value, issued and outstanding.

TAVIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations For the Three Months ended March 31, 2025 and For the Period from March 7, 2024 (inception) through March 31, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) For the Three Months Ended March 31, 2025 and For the Period from March 7, 2024 (inception) through March 31, 2024 (Unaudited)	3
Condensed Statements of Cash Flows For the Three Months Ended March 31, 2025 and For the Period from March 7, 2024 (inception) through March 31, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TAVIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$655,630	$913,659
Prepaid expenses	122,506	44,059
Total current assets	778,136	957,718
Marketable securities held in Trust Account	117,142,639	115,926,937
TOTAL ASSETS	$117,920,775	$116,884,655

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities
Accrued offering costs	$75,000	$85,000
Accrued expenses	144,257	72,448
Advances from related party	131,684	131,684
Promissory note – related party	500,000	500,000
TOTAL LIABILITIES	850,941	789,132

COMMITMENTS AND CONTINGENCIES (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.19 and $10.06 per share as of March 31, 2025 and December 31, 2024, respectively	117,142,639	115,685,866

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,420,833 shares issued and outstanding (excluding 11,500,000 subject to possible redemption) as of March 31, 2025 and December 31, 2024	442	442
Additional paid-in capital	—	329,697
Retained earnings (accumulated deficit)	(73,247)	79,518
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(72,805)	409,657
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$117,920,775	$116,884,655

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Period From March 7, 2024 (Inception)
	Ended March 31, 2025	Through March 31, 2024
General and administrative costs	$241,391	$40,541
Loss from operations	(241,391)	(40,541)

Other income:
Interest earned on marketable securities held in Trust Account	1,215,702	—
Total other income	1,215,702	—

Net income (loss)	$974,311	$(40,541)

Basic and diluted weighted average shares outstanding of redeemable ordinary shares	11,500,000	4,575,000
Basic and diluted net income (loss) per redeemable ordinary share	$0.06	$(0.01)
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	4,420,833	—
Basic and diluted net income per non-redeemable ordinary share	$0.06	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholder’s Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2025	4,420,833	$442	$329,697	$79,518	$409,657

Accretion for ordinary shares to redemption amount	—	—	(329,697)	(1,127,076)	(1,456,773)

Net income	—	—	—	974,311	974,311

Balance – March 31, 2025	4,420,833	$442	$—	$(73,247)	$(72,805)

FOR THE PERIOD FROM MARCH 7, 2024 (INCEPTION) THROUGH MARCH 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance on March 7, 2024 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	5,031,250	503	24,497	—	25,000
Issuance of ordinary shares to underwriters	200,000	20	721,980		722,000
Net loss	—	—	—	(40,541)	(40,541)
Balance as of March 31, 2024	5,231,250	$523	$746,477	$(40,541)	$706,459

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM MARCH 7, 2024 (INCEPTION) THROUGH MARCH 31, 2024

(UNAUDITED)

	For the Three Months	For the Period From March 7, 2024 (Inception)
	Ended March 31, 2025	Through March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$974,311	$(40,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of founder shares	—	5,000
Payment of formation costs through promissory note	—	3,027
Interest earned on marketable securities held in Trust Account	(1,215,702)	—
Changes in operating assets and liabilities:
Prepaid expenses	(78,447)	—
Accrued expenses	71,809	32,514
Net cash used in operating activities	(248,029)	—

Cash Flows from Financing Activities:
Payment of offering costs	(10,000)	—
Net cash used in financing activities	(10,000)	—

Net Change in Cash	(258,029)	—
Cash – Beginning of period	913,659	—
Cash – End of period	$655,630	$—

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,000
Deferred offering costs included in accrued offering costs	$—	$137,631
Fair value of EBC Founder Shares charged to deferred offering costs and other assets	$—	$722,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 7, 2024 (inception) through March 31, 2025 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Going Concern and Liquidity

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

As of March 31, 2025, the Company had operating cash of $655,630 and working capital deficit of $72,805. The Company intends to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $655,630 and $913,659 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Marketable Securities Held in Trust Account

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $117,142,639 and $115,926,937, respectively, were held in marketable securities composed of U.S. treasury securities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

The fair value of the rights was determined using a discounted cash flow analysis that incorporates the probability-weighted payoff of the right, discounted over the expected term to business combination. The weighting was based on consideration of other similar SPACs with traded rights. The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance. The fair value of each right was determined to be $0.12, resulting in a total valuation of $1,200,000. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights as of December 5, 2024, the date in which the Company consummated the Initial Public Offering:

Traded price of Unit	$9.99
Expected Term to De-SPAC (Years)	1.5
Probability of De-SPAC and Instrument-Specific Market Adjustment	12.0%
Risk-free rate	4.15%
Implied common stock price	$9.88
Fair value per share right	$0.12

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The remeasurement associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption amount approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2025
	Redeemable	Non-redeemable

Numerator:
Allocation of net income	$703,768	$270,543
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	4,420,833
Basic and diluted net income per ordinary share	$0.06	$0.06

For the Period from March 7, 2024 (inception) through March 31, 2024
Redeemable

Numerator:
Allocation of net income	$(40,541)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,575,000
Basic and diluted net income per ordinary share	$(0.01)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated equity. Accordingly, as of March 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets. As of March 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,380,000)
Ordinary shares issuance costs	(3,520,662)
Plus:
Remeasurement of carrying value to redemption value	5,586,528
Ordinary Shares subject to possible redemption, December 31, 2024	$115,685,866
Remeasurement of carrying value to redemption value	1,456,773
Ordinary Shares subject to possible redemption, March 31, 2025	$117,142,639

Recently Issued Accounting Pronouncements Adopted During the Period

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Promissory Note — Related Party

On March 7, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which, as amended on July 24, 2024, the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. [As of March 31, 2025 and December 31, 2024, there were $500,000 outstanding under the Promissory Note.

Advances from Related Party

Advances from related party represents excess private placement funding by the Sponsor to the Company that is not covered by the Promissory Note. As of March 31, 2025 and December 31, 2024, total advances from related party amounted to $131,684. These advances are due on demand.

Administration Fee

The Company entered into an agreement with the Sponsor, commencing on December 3, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for certain utilities and administrative support services. As of March 31, 2025, the Company incurred $30,000 of administrative services fees, of which $10,000 was included in accrued expenses in the accompanying unaudited condensed balance sheets. As of December 31, 2024, the Company incurred $10,000 of administrative services fees which was included in accrued expenses in the accompanying balance sheet.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the recent escalation of the Israel-Hamas conflict as well as market uncertainty as a result of the enactment of new global tariff policies by current United States administration. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, as well as any trade wars or political instability, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of March 31, 2025 and December 31, 2024, there were 4,420,833 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, (ii) 200,000 EBC Founder Shares, (iii) 350,000 Private Placement Shares issued at the closing of the Initial Public Offering and (iv) 37,500 Private Placement Shares issued at the closing of the over-allotment option, excluding 11,500,000 shares subject to possible redemption.

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

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2025
Marketable securities held in Trust Account	1	$117,142,639

	Level	December 31, 2024
Marketable securities held in Trust Account	1	$115,926,937

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

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

	March 31, 2025	December 31, 2024
Marketable securities held in Trust Account	$117,142,639	$115,926,937
Cash	$655,630	$913,659

	For the Three Months Ended March 31, 2025	For the Period From March 7, 2024 (Inception) Through March 31, 2024
General and administrative costs	$241,391	$40,541
Interest earned on marketable securities held in Trust Account	$1,215,702	$-

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tavia Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Tavia Sponsor PTE. LTD., and references to “EBC” refers to EarlyBirdCapital, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to complete an initial business combination (a “Business Combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 7, 2024 (inception) through March 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2025, we had net income of $974,311, which consisted of interest earned on marketable securities held in Trust Account of $ 1,215,702, offset by general and administrative costs of $241,391.

For the period from March 7, 2024 (Inception) through March 31, 2024, we had net loss of $40,541, which consisted of general and administrative costs.

Liquidity and Capital Resources

On December 5, 2024, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $3,500,000.

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

For the three months ended March 31, 2025, cash used in operating activities was $248,029. Net income of $974,311 was a result of interest earned on marketable securities held in the Trust Account of $1,215,702. Changes in operating assets and liabilities used $6,638 of cash for operating activities.

As of March 31, 2025, we had marketable securities held in the Trust Account of $117,142,639 (including approximately $1,567,639 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $655,630 and working capital deficit of $72,805. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer (the “Certifying Officer”), or person performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the quarterly period ended March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 5, 2024, the Company consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-280275). The Securities and Exchange Commission declared the registration statements effective on December 4, 2025.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to Tavia Sponsor PTE. LTD., a Sponsor and EarlyBirdCapital, Inc., the EBC, generating gross proceeds of $3,500,000.

On December 9, 2024, EBC notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on December 11, 2024, the Company consummated the private placement of an aggregate of 37,500 Private Placement Units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000. After giving effect to the exercise of the over-allotment option, an aggregate of 11,500,000 Units have been issued in the Initial Public Offering and the over-allotment at an aggregate offering price of $115,000,000, and an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the Trust Account.

The Company paid a total of $3,605,995, consisting of $2,300,000 of cash underwriting fee and $1,305,995 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated December 23, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAVIA ACQUISITION CORP.

Date: May 15, 2025	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)