Form 10-Q
period 2025-06-30
Tavia Acquisition Corp.
filed 2025-08-14
CIK 2020385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 14, 2025, there were 15,920,833 ordinary shares, $0.0001 par value, issued and outstanding.

TAVIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations For the Three and Six Months ended June 30, 2025 and For the Three Months ended and For the Period from March 7, 2024 (inception) through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) For the Three and Six Months ended June 30, 2025 and For the Three Months ended and For the Period from March 7, 2024 (inception) through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows For the Six Months Ended June 30, 2025 and For the Period from March 7, 2024 (inception) through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TAVIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$471,826	$913,659
Prepaid expenses	117,029	44,059
Total current assets	588,855	957,718
Marketable securities held in Trust Account	118,363,928	115,926,937
TOTAL ASSETS	$118,952,783	$116,884,655

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities
Accrued offering costs	$75,000	$85,000
Accrued expenses	530,445	72,448
Advances from related party	131,684	131,684
Promissory note – related party	500,000	500,000
TOTAL LIABILITIES	1,237,129	789,132

COMMITMENTS AND CONTINGENCIES (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.29 and $10.06 per share as of June 30, 2025 and December 31, 2024, respectively	118,363,928	115,685,866

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,420,833 shares issued and outstanding (excluding 11,500,000 subject to possible redemption) as of June 30, 2025 and December 31, 2024	442	442
Additional paid-in capital	—	329,697
Retained earnings (accumulated deficit)	(648,716)	79,518
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(648,274)	409,657
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$118,952,783	$116,884,655

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 7, 2024 (inception) through June 30,
	2025	2024	2025	2024
General and administrative costs	$575,469	$44,679	$816,860	$85,220
Loss from operations	(575,469)	(44,679)	(816,860)	(85,220)

Other income:
Interest earned on marketable securities held in Trust Account	1,221,289	—	2,436,991	—
Total other income	1,221,289	—	2,436,991	—

Net income (loss)	$645,820	$(44,679)	$1,620,131	$(85,220)

Basic and diluted weighted average shares outstanding of redeemable ordinary shares	11,500,000	4,575,000	11,500,000	4,575,000
Basic and diluted net income per redeemable ordinary share	$0.04	$(0.01)	$0.10	$(0.02)
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	4,420,833	—	4,420,833	—
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.04	$—	$0.10	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2025	4,420,833	$442	$329,697	$79,518	$409,657

Accretion for ordinary shares to redemption amount	—	—	(329,697)	(1,127,076)	(1,456,773)

Net income	—	—	—	974,311	974,311

Balance – March 31, 2025 (Unaudited)	4,420,833	442	—	(73,247)	(72,805)

Accretion for ordinary shares to redemption amount	—	—	—	(1,221,289)	(1,221,289)

Net income	—	—	—	645,820	645,820

Balance – June 30, 2025 (Unaudited)	4,420,833	$442	$—	$(648,716)	$(648,274)

FOR THE PERIOD FROM MARCH 7, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance on March 7, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class A ordinary shares to Sponsor	5,031,250	503	24,497	—	25,000

Issuance of Class A ordinary shares to underwriters	200,000	20	721,980	—	722,000

Net loss	—	—	—	(40,541)	(40,541)

Balance as of March 31, 2024 (Unaudited)	5,231,250	523	746,477	(40,541)	706,459

Net loss	—	—	—	(44,679)	(44,679)

Balance as of June 30, 2024 (Unaudited)	5,231,250	$523	$746,477	$(85,220)	$661,780

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from March 7, 2024 (Inception) Through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$1,620,131	$(85,220)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of ordinary shares	—	5,000
Payment of formation costs through issuance of the promissory note – related party	—	3,027
Operating costs paid through promissory note – related party	—	61,099
Interest earned on marketable securities held in Trust Account	(2,436,991)	—
Changes in operating assets and liabilities:
Prepaid expenses	(72,970)	—
Accrued expenses	457,997	16,094
Net cash used in operating activities	(431,833)	—

Cash Flows from Financing Activities:
Payment of offering costs	(10,000)	—
Net cash used in financing activities	(10,000)	—

Net Change in Cash	(441,833)	—
Cash – Beginning of period	913,659	—
Cash – End of period	$471,826	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$101,370
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$20,000
Deferred offering costs paid through promissory note – related party	$—	$155,438
Fair value of EBC Founder Shares charged to deferred offering costs and other assets	$—	$722,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from March 7, 2024 (inception) through June 30, 2025 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 3, 2024. On December 5, 2024, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to Tavia Sponsor PTE. LTD., a company incorporated in Singapore (“Sponsor”), and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $3,500,000. On December 9, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on December 11, 2024, the Company consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000. After giving effect to the exercise of the over-allotment option, an aggregate of 11,500,000 Units have been issued in the Initial Public Offering and the over-allotment at an aggregate offering price of $115,000,000, and an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the public units (“Public Units”), and a portion of the net proceeds from the sale of the private placement units, was placed in a trust account (the “Trust Account”) established for the benefit of the Company’s Public Shareholders (as defined below), with Continental Stock Transfer & Trust Company acting as trustee.

Transaction costs amounted to $3,605,995, consisting of $2,300,000 of cash underwriting fee and $1,305,995 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The share exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding income interest earned on the Trust Account and released to the Company to pay taxes). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Following the closing of the Initial Public Offering on December 5, 2024, an amount of $100,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the Trust Account, and will be held in cash, including in demand deposit accounts at a bank, or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company will disclose in each quarterly and annual report filed with the SEC prior to a Business Combination whether the proceeds deposited in the Trust Account are invested in U.S. government treasury obligations or money market funds or a combination thereof or as cash or cash items, including in demand deposit accounts. Additionally, when the Company determines (based on its management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act) to hold the funds in the Trust Account as cash or in demand deposit accounts at a bank, the amount of interest received would likely be less.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or share exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), the underlying ordinary shares of the Private Placement Units (“Private Shares”) and, subject to applicable securities laws, any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC Founder Shares (defined below), Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder shares, EBC Founder Shares and Private Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete the Business Combination within 18 months from the closing of the Initial Public Offering or (2) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC Founder Shares and Private Shares held by them if the Company fails to complete the Business Combination within 18 months from the closing of the Initial Public Offering. If the Company submits the Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares, Private Shares and, subject to applicable securities laws, any public shares purchased by them in or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of a Business Combination.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Going Concern and Liquidity

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition and due to the mandatory liquidation, should a business combination not occur by June 5, 2026, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

As of June 30, 2025, the Company had operating cash of $471,826 and working capital deficit of $648,274. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $471,826 and $913,659 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Marketable Securities Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $118,363,928 and $115,926,937, respectively, were held in marketable securities composed of U.S. treasury securities.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ equity as Public Rights and Private Placement Units after management’s evaluation were accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are measured and reported at fair value at least annually.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering.

Share Rights

The Company accounts for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at its assigned value.

The fair value of the rights was determined using a discounted cash flow analysis that incorporates the probability-weighted payoff of the right, discounted over the expected term to business combination. The weighting was based on consideration of other similar Special Purpose Acquisition Companies with traded rights. The Public Rights (as defined below) have been classified within shareholders’ equity and will not require remeasurement after issuance. The fair value of each right was determined to be $0.12, resulting in a total valuation of $1,200,000. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights as of December 5, 2024, the date in which the Company consummated the Initial Public Offering:

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement units that convert into ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of June 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable

Numerator:
Allocation of net income	$466,491	$179,329	$1,170,259	$449,871
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	4,420,833	11,500,000	4,420,833
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.10	$0.10

	For the Three Months Ended June 30,	For the Period from March 7, 2024 (inception) through June 30,
	2024	2024
	Redeemable	Redeemable

Numerator:
Allocation of net loss	$(44,679)	$(85,220)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,575,000	4,575,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated equity. Accordingly, as of June 30, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets. As of June 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,380,000)
Ordinary shares issuance costs	(3,520,662)
Plus:
Remeasurement of carrying value to redemption value	5,586,528
Ordinary Shares subject to possible redemption, December 31, 2024	115,685,866
Remeasurement of carrying value to redemption value	1,456,773
Ordinary Shares subject to possible redemption, March 31, 2025	$117,142,639
Remeasurement of carrying value to redemption value	1,221,289
Ordinary Shares subject to possible redemption, June 30, 2025	$118,363,928

Recently Issued Accounting Pronouncements Adopted During the Period

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the Private Shares and rights) are identical to the Public Units (including the underlying Public Shares and Public Rights) sold in the Initial Public Offering. The Sponsor and EBC have agreed not to transfer, assign or sell any of the Private Placement Units or underlying shares (except to the same permitted transferees as the Founder Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Founder Shares must agree to, each as described herein) until the completion of the Business Combination.

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

The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 150,000 shares granted to the Company’s director nominees was $619,500 or $4.13 per share. On October 24, 2024, the director nominees surrendered 20,000 shares each, for no consideration. The fair value of the 90,000 shares granted to the Company’s director (after the forfeiture) nominees was $371,700 or $4.13 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Founder Shares and EBC Founder Shares are identical to the ordinary shares included in the Public Units, and holders of Founder Shares and EBC Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares and EBC Founder Shares are subject to certain transfer restrictions, as described below; (ii) the initial shareholders and EBC have agreed (A) to waive their redemption rights with respect to any Founder Shares and EBC Founder Shares in connection with the completion of the Business Combination, (B) to waive their redemption rights with respect to their Founder Shares and EBC Founder Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (a) modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an Business Combination or to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 18 months from the closing of the Initial Public Offering or (b) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity, and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and EBC Founder Shares held by them if the Company fails to complete the Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the Founder Shares and EBC Founder Shares are entitled to registration rights. If the Company submits the Business Combination to the Public Shareholders for a vote, the initial shareholders have agreed (and their permitted transferees will agree) to vote any Founder Shares and any Public Shares purchased by them in or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the Business Combination.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On March 7, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which, as amended on July 24, 2024, the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, there was $500,000 outstanding under the Promissory Note.

Advances from Related Party

Advances from related party represents excess private placement funding by the Sponsor to the Company that is not covered by the Promissory Note. As of June 30, 2025 and December 31, 2024, total advances from related party amounted to $131,684. These advances are due on demand.

Administration Fee

The Company entered into an agreement with the Sponsor, commencing on December 3, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for certain utilities and administrative support services. As of June 30, 2025, the Company incurred and paid $60,000 of administrative services fees. As of December 31, 2024, the Company incurred $10,000 of administrative services fees which was included in accrued expenses in the accompanying balance sheets.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of its Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. In addition, the Company will pay EBC a cash fee in an amount equal to 1.0% of the total consideration payable in the Business Combination if it introduces the Company to the target business with whom it completes an Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, as well as any trade wars or political instability, could adversely affect the Company’s search for an Business Combination and any target business with which the Company may ultimately consummate an Business Combination.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of June 30, 2025 and December 31, 2024, there were 4,420,833 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, (ii) 200,000 EBC Founder Shares, (iii) 350,000 Private Shares issued at the closing of the Initial Public Offering and (iv) 37,500 Private Shares issued at the closing of the over-allotment option, excluding 11,500,000 shares subject to possible redemption.

Holders of ordinary shares of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions, will require a special resolution under Cayman Islands law and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the election of directors. After completion of the Business Combination, the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. In the event the Company is not the surviving company upon completion of the Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the business combination. If the Company is unable to complete the Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025
Marketable securities held in Trust Account	1	$118,363,928

	Level	December 31, 2024
Marketable securities held in Trust Account	1	$115,926,937

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

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2025	December 31, 2024
Marketable securities held in Trust Account	$118,363,928	$115,926,937
Cash	$471,826	$913,659

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period From March 7, 2024 (Inception) Through June 30,
	2025	2024	2025	2024
General and administrative costs	$575,469	$44,679	$816,860	$85,220
Interest earned on marketable securities held in Trust Account	$1,221,289	$—	$2,436,991	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to complete an initial business combination (a “Business Combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 7, 2024 (inception) through June 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2025, we had net income of $645,820, which consisted of interest earned on marketable securities held in Trust Account of $1,221,289, offset by general and administrative costs of $575,469.

For the six months ended June 30, 2025, we had net income of $1,620,131, which consisted of interest earned on marketable securities held in Trust Account of $2,436,991, offset by general and administrative costs of $816,860.

For the three months ended June 30, 2024, we had net loss of $44,679, which consisted of general and administrative costs.

For the period from March 7, 2024 (Inception) through June 30, 2024, we had net loss of $85,220, which consisted of general and administrative costs.

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

Following the closing of the Initial Public Offering on December 5, 2024, an amount of $100,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the Trust Account. We incurred $3,605,995 in Initial Public Offering related cost, consisting of $2,300,000 of cash underwriting fee and $1,305,995 of other offering costs.

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

For the six months ended June 30, 2025, cash used in operating activities was $431,833. Net income of $1,620,131 was a result of interest earned on marketable securities held in the Trust Account of $2,436,991. Changes in operating assets and liabilities provided $385,027 of cash for operating activities.

For the period from March 7, 2024 (Inception) through June 30, 2024, cash used in operating activities was $0. Net loss of $85,220 was a result of payment of formation costs through issuance of founder shares of $5,000, payment of formation costs through promissory note of $3,027 and payment of operation costs through promissory note of $61,099. Changes in operating assets and liabilities provided $16,094 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $118,363,928 (including approximately $2,788,928 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $471,826 and working capital deficit of $648,274. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for at least the next 12 months. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of its Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. In addition, the Company will pay EBC a cash fee in an amount equal to 1.0% of the total consideration payable in the Business Combination if it introduces the Company to the target business with whom it completes an Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

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

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our balance sheets.

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

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated December 3, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2024 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAVIA ACQUISITION CORP.

Date: August 14, 2025	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)