Form 10-Q
period 2025-09-30
Tavia Acquisition Corp.
filed 2025-11-12
CIK 2020385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 12, 2025, there were 15,920,833 ordinary shares, $0.0001 par value, issued and outstanding.

TAVIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations For the Three and Nine Months ended September 30, 2025 and For the Three Months ended September 30, 2024 and For the Period from March 7, 2024 (inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) For the Three and Nine Months ended September 30, 2025 and For the Three Months ended September 30, 2024 and For the Period from March 7, 2024 (inception) through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2025 and For the Period from March 7, 2024 (inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TAVIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$358,097	$913,659
Prepaid expenses	131,376	44,059
Total current assets	489,473	957,718
Marketable securities held in Trust Account	119,600,533	115,926,937
TOTAL ASSETS	$120,090,006	$116,884,655

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities
Accrued offering costs	$75,000	$85,000
Accrued expenses	655,062	72,448
Advances from related party	131,684	131,684
Promissory note – related party	500,000	500,000
TOTAL LIABILITIES	1,361,746	789,132

COMMITMENTS AND CONTINGENCIES (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.40 and $10.06 per share as of September 30, 2025 and December 31, 2024, respectively	119,600,533	115,685,866

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,420,833 shares issued and outstanding (excluding 11,500,000 subject to possible redemption) as of September 30, 2025 and December 31, 2024	442	442
Additional paid-in capital	—	329,697
Retained earnings (accumulated deficit)	(872,715)	79,518
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(872,273)	409,657
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$120,090,006	$116,884,655

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 7, 2024 (inception) through September 30,
	2025	2024	2025	2024
General and administrative costs	$223,999	$76,777	$1,040,859	$161,997
Loss from operations	(223,999)	(76,777)	(1,040,859)	(161,997)

Other income:
Interest earned on marketable securities held in Trust Account	1,236,605	—	3,673,596	—
Total other income	1,236,605	—	3,673,596	—

Net income (loss)	$1,012,606	$(76,777)	$2,632,737	$(161,997)

Basic and diluted weighted average shares outstanding of redeemable ordinary shares	11,500,000	3,533,333	11,500,000	3,533,333
Basic and diluted net income (loss) per redeemable ordinary share	$0.06	$(0.02)	$0.17	$(0.05)
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	4,420,833	—	4,420,833	—
Basic and diluted net income per non-redeemable ordinary share	$0.06	$—	$0.17	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2025	4,420,833	$442	$329,697	$79,518	$409,657

Accretion for ordinary shares to redemption amount	—	—	(329,697)	(1,127,076)	(1,456,773)

Net income	—	—	—	974,311	974,311

Balance – March 31, 2025	4,420,833	442	—	(73,247)	(72,805)

Accretion for ordinary shares to redemption amount	—	—	—	(1,221,289)	(1,221,289)

Net income	—	—	—	645,820	645,820

Balance – June 30, 2025	4,420,833	$442	$—	$(648,716)	$(648,274)

Accretion for ordinary shares to redemption amount	—	—	—	(1,236,605)	(1,236,605)

Net income	—	—	—	1,012,606	1,012,606

Balance – September 30, 2025	4,420,833	$442	$—	$(872,715)	$(872,273)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM MARCH 7, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance on March 7, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class A ordinary shares to Sponsor	5,031,250	503	24,497	—	25,000

Issuance of Class A ordinary shares to underwriters	200,000	20	721,980	—	722,000

Net loss	—	—	—	(40,541)	(40,541)

Balance as of March 31, 2024 (Unaudited)	5,231,250	523	746,477	(40,541)	706,459

Net loss	—	—	—	(44,679)	(44,679)

Balance as of June 30, 2024 (Unaudited)	5,231,250	$523	$746,477	$(85,220)	$661,780

Net loss	—	—	—	(76,777)	(76,777)

Balance as of September 30, 2024 (Unaudited)	5,231,250	$523	$746,477	$(161,997)	$585,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from March 7, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,632,737	$(161,997)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of ordinary shares	—	8,027
Operating costs paid through promissory note – related party	—	123,103
Interest earned on marketable securities held in Trust Account	(3,673,596)	—
Changes in operating assets and liabilities:
Prepaid expenses	(87,317)	(14,558)
Accrued expenses	582,614	45,425
Net cash used in operating activities	(545,562)	—

Cash Flows from Financing Activities:
Payment of offering costs	(10,000)	—
Net cash used in financing activities	(10,000)	—

Net Change in Cash	(555,562)	—
Cash – Beginning of period	913,659	—
Cash – End of period	$358,097	$—

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$297,934
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$20,000
Deferred offering costs paid through promissory note – related party	$—	$229,036
Fair value of EBC Founder Shares charged to deferred offering costs and other assets	$—	$722,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from March 7, 2024 (inception) through September 30, 2025 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Going Concern and Liquidity

As of September 30, 2025, the Company had operating cash of $358,097 and working capital deficit of $872,273. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $358,097 and $913,659 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Marketable Securities Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $119,600,533 and $115,926,937, respectively, were held in marketable securities composed of U.S. treasury securities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

SEPTEMBER 30, 2025

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement units that convert into ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable

Numerator:
Allocation of net income	$731,430	$281,176	$1,901,689	$731,048
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	4,420,833	11,500,000	4,420,833
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.17	$0.17

	For the Three Months Ended September 30,	For the Period from March 7, 2024 (inception) through September 30,
	2024	2024
	Redeemable	Redeemable

Numerator:
Allocation of net loss	$(76,777)	$(161,997)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,533,333	3,533,333
Basic and diluted net loss per ordinary share	$(0.02)	$(0.05)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated equity. Accordingly, as of September 30, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets. As of September 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,380,000)
Ordinary shares issuance costs	(3,520,662)
Plus:
Remeasurement of carrying value to redemption value	5,586,528
Ordinary Shares subject to possible redemption, December 31, 2024	115,685,866
Remeasurement of carrying value to redemption value	1,456,773
Ordinary Shares subject to possible redemption, March 31, 2025	$117,142,639
Remeasurement of carrying value to redemption value	1,221,289
Ordinary Shares subject to possible redemption, June 30, 2025	$118,363,928
Remeasurement of carrying value to redemption value	1,236,605
Ordinary Shares subject to possible redemption, September 30, 2025	$119,600,533

Recently Issued Accounting Pronouncements Adopted During the Period

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EBC purchased an aggregate of 350,000 Private Placement Units (225,000 Private Placement Units purchased by the Sponsor and 125,000 Private Placement Units purchased by EBC or its designees), at a price of $10.00 per Private Placement Units from the Company in a private placement, generating gross proceeds of $3,500,000. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. Additionally, the over-allotment option closed on December 11, 2024 simultaneously with an additional Private Placement of $375,000.

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

SEPTEMBER 30, 2025

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

On November 10, 2025, the Company amended and restated the Promissory Note (as amended, the “Second Amended and Restated Note”) in the principal amount of up to $500,000, to extend the maturity of the Promissory Note to the earlier of: (i) the date the Company completes a Business Combination and (ii) the date the winding up of the Company is effective.

As of September 30, 2025 and December 31, 2024, there was $500,000 outstanding under the Promissory Note.

Advances from Related Party

Advances from related party represents excess private placement funding by the Sponsor to the Company that is not covered by the Promissory Note. As of September 30, 2025 and December 31, 2024, total advances from related party amounted to $131,684. These advances are due on demand.

Administration Fee

The Company entered into an agreement with the Sponsor, commencing on December 3, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for certain utilities and administrative support services. For the three and nine months ended September 30, 2025, the Company incurred and paid $30,000 and $90,000, respectively, of administrative services fees. As of December 31, 2024, the Company incurred $10,000 of administrative services fees which was included in accrued expenses in the accompanying balance sheets.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of September 30, 2025 and December 31, 2024, there were 4,420,833 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, (ii) 200,000 EBC Founder Shares, (iii) 350,000 Private Shares issued at the closing of the Initial Public Offering and (iv) 37,500 Private Shares issued at the closing of the over-allotment option, excluding 11,500,000 shares subject to possible redemption.

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

SEPTEMBER 30, 2025

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Marketable securities held in Trust Account	1	$119,600,533

	Level	December 31, 2024
Marketable securities held in Trust Account	1	$115,926,937

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

SEPTEMBER 30, 2025

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

	September 30, 2025	December 31, 2024
Marketable securities held in Trust Account	$119,600,533	$115,926,937
Cash	$358,097	$913,659

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From March 7, 2024 (Inception) Through September 30,
	2025	2024	2025	2024
General and administrative costs	$223,999	$76,777	$1,040,859	$161,997
Interest earned on marketable securities held in Trust Account	$1,236,605	$—	$3,673,596	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 10, 2025, the Company amended and restated the Promissory Note (as amended, the “Second Amended and Restated Note”) in the principal amount of up to $500,000, to extend the maturity of the Note to the earlier of: (i) the date the Company completes a Business Combination and (ii) the date the winding up of the Company is effective.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 7, 2024 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2025, we had net income of $1,012,606, which consisted of interest earned on marketable securities held in Trust Account of $1,236,605, offset by general and administrative costs of $223,999.

For the nine months ended September 30, 2025, we had net income of $2,632,737, which consisted of interest earned on marketable securities held in Trust Account of $3,673,596, offset by general and administrative costs of $1,040,859.

For the three months ended September 30, 2024, we had net loss of $76,777, which consisted of general and administrative costs.

For the period from March 7, 2024 (Inception) through September 30, 2024, we had net loss of $161,997, which consisted of general and administrative costs.

Liquidity and Capital Resources

On December 5, 2024, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EBC, generating gross proceeds of $3,500,000.

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

For the nine months ended September 30, 2025, cash used in operating activities was $545,562. Net income of $2,632,737 was a result of interest earned on marketable securities held in the Trust Account of $3,673,596. Changes in operating assets and liabilities provided $495,297 of cash for operating activities.

For the period from March 7, 2024 (Inception) through September 30, 2024, cash used in operating activities was $0. Net loss of $161,997 was a result of payment of formation costs through issuance of founder shares of $8,027 and payment of operation costs through promissory note of $123,103. Changes in operating assets and liabilities provided $30,867 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $119,600,533 (including approximately $4,025,533 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $358,097 and working capital deficit of $872,273. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business for at least the next 12 months. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

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

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 5, 2024, the Company consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. EBC acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-280275). The Securities and Exchange Commission declared the registration statements effective on December 4, 2025.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EBC, generating gross proceeds of $3,500,000.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On November 10, 2025, the Company amended and restated the Promissory Note (as amended, the “Second Amended and Restated Note”) in the principal amount of up to $500,000, to extend the maturity of the Note to the earlier of: (i) the date the Company completes a Business Combination and (ii) the date the winding up of the Company is effective. The Second Amended and Restated Note does not bear interest and is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Amended and Restated Note and all other sums payable with regard to the Second Amended and Restated Note becoming immediately due and payable. The issuance of the Second Amended and Restated Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The foregoing description of the Second Amended and Restated Note is qualified in its entirety by reference to the full text of the Second Amended and Restated Note, a copy of which is attached to this Report as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated December 3, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2024 and incorporated by reference herein).

10.1	Second Amended and Restated Promissory Note issued to Tavia Sponsor PTE. LTD., dated November 10, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAVIA ACQUISITION CORP.

Date: November 12, 2025	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)