Form 10-K
period 2025-12-31
Tavia Acquisition Corp.
filed 2026-03-16
CIK 2020385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the common stock, par value $0.0001 per share, of the Registrant held by non-affiliates of the registrant was $117,875,000 based on the $10.25 closing sale price of the Registrant’s common stock on such date.

As of March 16, 2026, there were 11,500,000 ordinary shares, $0.0001 par value, issued and outstanding.

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

Recent Developments

On February 2, 2026, we issued a promissory note (the “EBC Promissory Note”) to EBC. Pursuant to the EBC Promissory Note, EBC agreed to loan us up to an aggregate principal amount of $300,000. The EBC Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the earlier of the consummation of a business combination, or the liquidation of the trust account established in connection with our IPO, if a business combination is not consummated. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account into which we have placed the proceeds of the IPO to repay the Promissory Note; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the Promissory Note will not be repaid.

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

In addition to Mr. Mynzhanov and Mr. Mametov, we expect to benefit from the experience and networks of the following director nominees:

Christophe Charlier served as one of Oxus’ independent directors from September 2021 until the completion of its initial business combination with Borealis in February 2024. Mr. Charlier is an international financier with over 25 years of experience in investment banking, private equity and international management. Throughout his career he has acted as principal or advised on a number of landmark transactions in the telecom, financial services, natural resources and sports and entertainment industries across developed and emerging markets. is Chairman and CEO of LaFayette Acquisition Corp., a special purpose acquisition company which listed on NASDAQ in October 2025. He has served as an independent director of La Française de l’Energie, a French clean energy production company since April 2016, and chairman of Pure Grass Films, a UK-based film and TV series production company, since 2012. He served as a co-Chairman of Agri-Fintech Holdings, Inc. (f/k/a Tingo Inc.) (“Agri-Fintech”), an African fintech company, from September 2021 to April 2023. Mr. Charlier served as chairman of the board of directors of Renaissance Capital, a leading investment bank focused on emerging and frontier markets, from April 2017 to March 2020. As Chairman, Mr. Charlier coordinated the work of Renaissance Capital’s board of directors and oversaw strategic development, the global brand, and relationships with key clients and stakeholders globally. Previously, Mr. Charlier served as deputy Chief Executive Officer of Onexim Group, a leading private equity fund based in Moscow from September 2008 to June 2014. In this capacity, he served on the boards of directors of several of Russia’s largest companies including RusAl, Polyus Gold, Quadra-Power Generation, and RBC. He also acted as chairman of the NBA’s Brooklyn Nets franchise from 2010 to 2014. Prior to that from February 2002 to March 2004, Mr. Charlier was director of strategic development of Norilsk Nickel, leading its acquisition of strategic stakes in Stillwater Mining Company and Gold Fields. He started his investment banking career in 1995 at JPMorgan in the M&A Group in New York.

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

Financial Position

With funds in the trust account available for a business combination in the amount of approximately $120,754,293 as of December 31, 2025 (assuming no redemptions), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our initial shareholders or advisors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers, directors or advisors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our initial shareholders or advisors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. As more fully discussed in the section of this Annual Report entitled “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

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

Under the Nasdaq Stock Market LLC’s (“NASDAQ”) listing rules, shareholder approval would be required for our initial business combination if, for example:

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section of this Annual Report entitled “Business - Shareholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

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

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber attacks and data breaches, public health emergencies (such as another pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

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

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination within 18 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account withdrawals, (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.05 per share or less in certain circumstances, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

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

See “Business - Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Annual Report entitled “Business - Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination - Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

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

If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

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

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 18 months from the closing of the Initial Public Offering (as further described in this Annual Report); however, we cannot assure you that our estimate is accurate. If the available funds are not sufficient, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business and we may be forced to liquidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share or less in certain circumstances on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

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

Of the net proceeds of the Initial Public Offering and the sale of the private units, only approximately $500,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $500,000 (excluding underwriting discounts), we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our initial shareholders or their affiliates to operate, or we may be forced to liquidate. None of our initial shareholders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our initial shareholders or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.05 per share on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

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

Our officers and directors have fiduciary responsibilities to dedicate substantially all their business time to their respective affairs and their respective employers. Additionally, these responsibilities may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees prior to the completion of our initial business combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs; or if they have fiduciary duty to present a target company to our competitor instead of us, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report entitled “Part II - Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors may become affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Annual Report entitled “- Executive Officers and Directors,” “- Conflicts of Interest” and “- Certain Relationships and Related Party Transactions” under “Item 10. Directors, Executive Officers and Corporate Governance.”

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

Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Holders of Record

On March 16, 2026, there was four holders of record of our units, six holders of record of our ordinary shares, and one holder of record of our rights. Such numbers do not include beneficial owners holding our securities through nominee names.

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

As of December 31, 2025, the amount held in the trust account was approximately $120,754,293.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 7, 2024 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2025, we had net income of $3,605,405, which consisted of interest earned on marketable securities held in Trust Account of $4,827,356, offset by general and administrative costs of $1,221,951.

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

For the year ended December 31, 2025, cash used in operating activities was $674,034. Net income of $3,605,405 was a result of interest earned on marketable securities held in the Trust Account of $4,827,356. Changes in operating assets and liabilities provided $547,917 of cash for operating activities.

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

As of December 31, 2025, we had marketable securities held in the Trust Account of $120,754,293 (including approximately $5,179,293 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $229,625 and working capital deficit of $1,053,365. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Kanat Mynzhanov	42	Chairman of the Board of Directors and Chief Executive Officer
Askar Mametov	42	Chief Financial Officer and Director
Christophe Charlier	53	Director
Marsha Kutkevitch	46	Director
Darrell Mays	62	Director

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

Christophe Charlier serves on our board of directors. Mr. Charlier has served as one of Oxus’ independent directors from September 2021 until the completion of its initial business combination with Borealis in February 2024. Mr. Charlier is an international financier with over 25 years of experience in investment banking, private equity and international management. Throughout his career he has acted as principal or advised on a number of landmark transactions in the telecom, financial services, natural resources and sports and entertainment industries across developed and emerging markets. He is Chairman and CEO of LaFayette Acquisition Corp., a special purpose acquisition company which listed on NASDAQ in October 2025. He has served as an independent director of La Française de l’Energie, a French clean energy production company, since April 2016 and chairman of Pure Grass Films, a UK-based film and TV series production company, since 2012. He served as a co-Chairman of Agri-Fintech Holdings, Inc. (f/k/a Tingo Inc.) (“Agri-Fintech”), an African fintech company, from September 2021 to April 2023. Mr. Charlier served as chairman of the board of directors of Renaissance Capital, a leading investment bank focused on emerging and frontier markets, from April 2017 to March 2020. As Chairman, Mr. Charlier coordinated the work of Renaissance Capital’s board of directors and oversaw strategic development, the global brand, and relationships with key clients and stakeholders globally. Previously, Mr. Charlier served as deputy CEO of Onexim Group, a leading private equity fund based in Moscow, from September 2008 to June 2014. In this capacity, he served on the boards of directors of several of Russia’s largest companies including RusAl, Polyus Gold, Quadra-Power Generation, and RBC. He also acted as chairman of the NBA’s Brooklyn Nets franchise from 2010 to 2014. Prior to that, from February 2002 to March 2004, Mr. Charlier was director of strategic development of Norilsk Nickel, leading its acquisition of strategic stakes in Stillwater Mining Company and Gold Fields. He started his investment banking career in 1995 at JPMorgan in the M&A Group in New York. Mr. Charlier graduated cum laude in Finance from the Wharton School and in International Relations from the College of Arts & Sciences of the University of Pennsylvania in 1994. We believe that Mr. Charlier is qualified to serve as a member of our Board because of his extensive executive financial experience across a number of industries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for the following late filing: a Form 3 for Marsha Kutkevitch filed on December 5, 2024.

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

On February 2, 2026, we issued the EBC Promissory Note to EBC. Pursuant to the EBC Promissory Note, EBC agreed to loan us up to an aggregate principal amount of $300,000. The EBC Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the earlier of the consummation of a business combination, or the liquidation of the trust account established in connection with our IPO, if a business combination is not consummated. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account into which we have placed the proceeds of the IPO to repay the Promissory Note; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the Promissory Note will not be repaid.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (“Marcum”) was engaged as our independent registered public accounting firm in connection with our Initial Public Offering and provided reports on our financial statements from March 7, 2024 (inception) through December 5, 2024.

As previously disclosed, on January 20, 2025, we dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm, effective as of January 20, 2025. The dismissal of Marcum was approved by the audit committee and was not the result of any disagreement with Marcum. Marcum’s audit reports on the Company’s balance sheets as of March 31, 2024 and December 5, 2024, the related statement of operations, changes in shareholders’ equity and cash flows for the period from March 7, 2024 (inception) through March 31, 2024, and the related notes did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that, the reports included an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. During the period from March 7, 2024 (inception) through March 31, 2024 and through December 5, 2024 , as well as the subsequent interim period through the date of dismissal, there were (i) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference thereto in their reports on the financial statements for such fiscal periods, and (ii) no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

As previously disclosed, on January 20, 2025, we formally engaged WithumSmith+Brown PC, or Withum, as our independent registered public accounting firm for the fiscal year ended December 31, 2024.

The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2025 and for the period from March 7, 2024 (inception) through December 31, 2024, fees for Withum, our independent registered public accounting firm, were approximately $95,600 and $37,500, respectively, for the services Withum performed in connection with the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K. During the year ended December 31, 2024, fees for our independent registered public accounting firm were approximately $174,000 for the services Marcum LLP, or Marcum, performed in connection with our Initial Public Offering.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2025 and for the period from March 7, 2024 (inception) through December 31, 2024.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2025 and for the period from March 7, 2024 (inception) through December 31, 2024.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2025 and for the period from March 7, 2024 (inception) through December 31, 2024.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum for services rendered.

Audit Fees. For the year ended December 31, 2025 and for the period from March 7, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $0 and $174,000 for the services Marcum performed in connection with our Initial Public Offering.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2025 and for the period from March 7, 2024 (inception) through December 31, 2024.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2025 and for the period from March 7, 2024 (inception) through December 31, 2024.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2025 and for the period from March 7, 2024 (inception) through December 31, 2024.

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

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company, dated December 3, 2024.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Ordinary Share Certificate.
4.3(2)	Specimen Rights Certificate.
4.4(1)	Rights Agreement, dated December 3, 2024, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant
10.1(2)	Investment Management Trust Agreement, dated December 3, 2024, between the Company and Continental Stock Transfer & Trust Company.
10.2(2)	Private Placement Unit Purchase Agreement, dated December 3, 2024, between the Company and Tavia Sponsor PTE. LTD.
10.3(1)	Private Placement Unit Purchase Agreement, dated December 3, 2024, between the Company and EarlyBirdCapital, Inc.
10.4(1)	Registration Rights Agreement, dated December 3, 2024, among the Company, the Sponsor and certain securityholders.
10.5(1)	Administrative Services Agreement, dated December 3, 2024, between the Company and the Sponsor.
10.6(1)	Letter Agreement, dated December 3, 2024, by and among the Company, the Sponsor, the initial shareholders and each officer and director of the Company.
10.7(1)	Form of Indemnity Agreement.
10.8(1)	Share Escrow Agreement, dated December 3, 2024, by and among the Company, Continental, and certain security holders
10.9(1)	Underwriting Agreement, dated December 3, 2024, between the Company and EarlyBirdCapital, Inc.
10.10(1)	Business Combination Marketing Agreement, dated December 3, 2024, between the Company and EarlyBirdCapital, Inc.
10.10(4)	Promissory Note dated February 2, 2026 made by Tavia Acquisition Corp to the order of EarlyBirdCapital, LLC
19.1(3)	Insider Trading Policy
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1(3)	Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2024.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-280275), filed with the SEC on November 26, 2024, as amended.

(3)	Incorporated by reference to an exhibit to the Registrant’s 2024 10-K (File No. 001-42430), filed with the SEC on March 31, 2025, as amended.

(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2026.

ITEM 16. FORM 10-K SUMMARY

None

TAVIA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Tavia Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tavia Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025 and period March 7, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Tavia Acquisition Corp. as of December 31, 2025, and the results of its operations and its cash flows for the for the year then ended December 31, 2025 and period March 7, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company has a working capital deficit and if the Company is unable to complete a business combination by June 5, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 16, 2026

PCAOB ID Number 100

TAVIA ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$229,625	$913,659
Prepaid expenses	131,850	44,059
Total current assets	361,475	957,718
Marketable securities held in Trust Account	120,754,293	115,926,937
Total Assets	$121,115,768	$116,884,655

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities
Accrued offering costs	$75,000	$85,000
Accrued expenses	708,156	72,448
Advances from related party	131,684	131,684
Promissory note – related party	500,000	500,000
Total Liabilities	1,414,840	789,132

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.50 and $10.06 per share as of December 31, 2025 and 2024, respectively	120,754,293	115,685,866

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,420,833 shares issued and outstanding (excluding 11,500,000 subject to possible redemption) as of December 31, 2025 and 2024	442	442
Additional paid-in capital	—	329,697
(Accumulated deficit) Retained earnings	(1,053,807)	79,518
Total Shareholders’ Equity (Deficit)	(1,053,365)	409,657
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$121,115,768	$116,884,655

The accompanying notes are an integral part of these financial statements.

TAVIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from March 7, 2024 (inception) through December 31,
	2025	2024
Formation, general and administrative expenses	$1,221,951	$272,419
Loss from operations	(1,221,951)	(272,419)

Other income:
Interest earned on marketable securities held in Trust Account	4,827,356	351,937
Total other income	4,827,356	351,937

Net income	$3,605,405	$79,518

Basic and diluted weighted average shares outstanding of redeemable ordinary shares	11,500,000	1,015,000
Basic and diluted net income per redeemable ordinary share	$0.23	$0.01
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	4,420,833	4,987,229
Basic and diluted net income per non-redeemable ordinary share	$0.23	$0.01

The accompanying notes are an integral part of these financial statements.

TAVIA ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM MARCH 7, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholder’ Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance — March 7, 2024 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	3,833,333	383	24,617	—	25,000

Issuance of ordinary shares to underwriters	200,000	20	721,980	—	722,000

Accretion for ordinary shares to redemption amount	—	—	(5,586,528)	—	(5,586,528)

Sale of Private Placement Units	387,500	39	3,874,961	—	3,875,000

Fair value of rights included in Public units	—	—	1,380,000	—	1,380,000

Allocated value of transaction costs to ordinary shares	—	—	(85,333)	—	(85,333)

Net income	—	—	—	79,518	79,518
Balance – December 31, 2024	4,420,833	442	329,697	79,518	409,657

Accretion for ordinary shares to redemption amount	—	—	(329,697)	(4,738,730)	(5,068,427)

Net income	—	—	—	3,605,405	3,605,405
Balance – December 31, 2025	4,420,833	$442	$—	$(1,053,807)	$(1,053,365)

The accompanying notes are an integral part of these financial statements.

TAVIA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from March 7, 2024 (Inception) Through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$3,605,405	$79,518
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of founder shares	—	5,000
Payment of formation costs through promissory note	—	3,027
Payment of operation costs through promissory note	—	161,728
Interest earned on marketable securities held in Trust Account	(4,827,356)	(351,937)
Changes in operating assets and liabilities:
Prepaid expenses	(87,791)	(44,059)
Accrued expenses	635,708	72,448
Net cash used in operating activities	(674,034)	(74,275)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(115,575,000)
Net cash used in investing activities	—	(115,575,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placement Units	—	3,875,000
Proceeds from advances from Sponsor	—	131,684
Proceeds from sale of founder shares	—	994
Proceeds from promissory note - related party	—	231,209
Repayment of promissory note - related party	—	(150,000)
Payment of offering costs	(10,000)	(225,953)
Net cash provided (used in) by financing activities	(10,000)	116,562,934

Net Change in Cash and Cash Equivalents	(684,034)	913,659
Cash and cash equivalents – Beginning of period	913,659	—
Cash and cash equivalents – End of period	$229,625	$913,659

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$—	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$742,000
Deferred offering costs paid through promissory note – related party	$—	$254,036

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from March 7, 2024 (inception) through December 31, 2025 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern and Liquidity

As of December 31, 2025, the Company had operating cash of $229,625 and a working capital deficit of $1,053,365. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition and, due to the mandatory liquidation should a Business Combination not occur by June 5, 2026, potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $229,586 and $913,659 in cash and $39 and $0 in cash equivalents as of December 31, 2025 and 2024, respectively.

Marketable Securities Held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account, amounting to $120,754,293 and $115,926,937, respectively, were held in marketable securities composed of U.S. treasury securities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement units that convert into ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of December 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2025		For the Period from March 7, 2024 (inception) through December 31, 2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable

Numerator:
Allocation of net income	$2,604,271	$1,001,134	$13,447	$66,071
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	4,420,833	1,015,000	4,987,229
Basic and diluted net income per ordinary share	$0.23	$0.23	$0.01	$0.01

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated equity. Accordingly, as of December 31, 2025 and 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets. As of December 31, 2025 and 2024, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,380,000)
Ordinary shares issuance costs	(3,520,662)
Plus:
Remeasurement of carrying value to redemption value	5,586,528
Ordinary Shares subject to possible redemption, December 31, 2024	115,685,866
Plus:
Remeasurement of carrying value to redemption value	5,068,427
Ordinary Shares subject to possible redemption, December 31, 2025	$120,754,293

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

As of December 31, 2025 and 2024, there was $500,000 outstanding under the Promissory Note.

Advances from Related Party

Advances from related party represents excess private placement funding by the Sponsor to the Company that is not covered by the Promissory Note. As of December 31, 2025 and 2024, total advances from related party amounted to $131,684. These advances are due on demand.

Administration Fee

The Company entered into an agreement with the Sponsor, commencing on December 3, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for certain utilities and administrative support services. For the years ended December 31, 2025 and 2024, the Company incurred $120,000 and $10,000, respectively, of administrative services fees. As of December 31, 2025 and 2024, $0 and $10,000 of administrative services fees were included in accrued expenses in the accompanying balance sheets, respectively.

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and December 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of December 31, 2025 and 2024, there were 4,420,833 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, (ii) 200,000 EBC Founder Shares, (iii) 350,000 Private Shares issued at the closing of the Initial Public Offering and (iv) 37,500 Private Shares issued at the closing of the over-allotment option, excluding 11,500,000 shares subject to possible redemption.

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

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Marketable securities held in Trust Account	1	$120,754,293

	Level	December 31, 2024
Marketable securities held in Trust Account	1	$115,926,937

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

	December 31, 2025	December 31, 2024
Marketable securities held in Trust Account	$120,754,293	$115,926,937
Cash and cash equivalents	$229,625	$913,659

	For the Year Ended December 31,	For the Period From March 7, 2024 (inception) Through December 31,
	2025	2024
Formation, general and administrative costs	$1,221,951	$272,419
Interest earned on marketable securities held in Trust Account	$4,827,356	$351,937

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except for the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 2, 2026, the Company issued a promissory note (the “EBC Note”) to EBC. Pursuant to the EBC Note, EBC agreed to loan the Company up to an aggregate principal amount of $300,000. The EBC Note is non-interest bearing and all outstanding amounts under the EBC Note will be due on the earlier of the consummation of a Business Combination, or the liquidation of the Trust Account, if a Business Combination is not consummated. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account into which the Company have placed the proceeds of the Initial Public Offering to repay the EBC Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the EBC Note, the EBC Note will not be repaid.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAVIA ACQUISITION CORP.

Dated: March 16, 2026	By:	/s/ Kanat Mynzhanov
Kanat Mynzhanov
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2025.

Signatures	Capacity in Which Signed

/s/ Kanat Mynzhanov	Chairman and Chief Executive Officer
Kanat Mynzhanov	(Principal Executive Officer)

/s/ Askar Mametov	Chief Financial Officer and Director
Askar Mametov	(Principal Financial and Accounting Officer)

/s/ Christophe Charlier	Director
Christophe Charlier

/s/ Marsha Kutkevitch	Director
Marsha Kutkevitch

/s/ Darrell Mays	Director
Darrell Mays