Form 10-Q
period 2026-03-31
Tavia Acquisition Corp.
filed 2026-05-12
CIK 2020385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Units, each consisting of one Ordinary Share and one Right	TAVIU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	TAVI	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth (1/10) of one Ordinary Share	TAVIR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2026, there were 15,920,833 ordinary shares, $0.0001 par value, issued and outstanding.

TAVIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAVIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$344,032	$229,625
Prepaid expenses	143,132	131,850
Total current assets	487,164	361,475
Marketable securities held in Trust Account	121,816,078	120,754,293
Total Assets	$122,303,242	$121,115,768

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accrued expenses	848,921	708,156
Advances from related party	131,684	131,684
Promissory notes – related parties	800,000	500,000
Total Liabilities	1,780,605	1,414,840

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.59 and $10.50 per share as of March 31, 2026 and December 31, 2025, respectively	121,816,078	120,754,293

Shareholders’ Deficit
Preference shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,420,833 shares issued and outstanding (excluding 11,500,000 subject to possible redemption) as of March 31, 2026 and December 31, 2025	442	442
Additional paid-in capital	—	—
Accumulated deficit	(1,293,883)	(1,053,807)
Total Shareholders’ Deficit	(1,293,441)	(1,053,365)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$122,303,242	$121,115,768

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$240,076	$241,391
Loss from operations	(240,076)	(241,391)

Other income:
Interest earned on marketable securities held in Trust Account	1,061,785	1,215,702
Total other income	1,061,785	1,215,702

Net income	$821,709	$974,311

Basic and diluted weighted average shares outstanding of redeemable ordinary shares	11,500,000	11,500,000
Basic and diluted net income per redeemable ordinary share	$0.05	$0.06
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	4,420,833	4,420,833
Basic and diluted net income per non-redeemable ordinary share	$0.05	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	4,420,833	$442	$—	$(1,053,807)	$(1,053,365)

Accretion for ordinary shares to redemption amount	—	—	—	(1,061,785)	(1,061,785)

Net income	—	—	—	821,709	821,709

Balance – March 31, 2026	4,420,833	$442	$—	$(1,293,883)	$(1,293,441)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2025	4,420,833	$442	$329,697	$79,518	$409,657

Accretion for ordinary shares to redemption amount	—	—	(329,697)	(1,127,076)	(1,456,773)

Net income	—	—	—	974,311	974,311

Balance – March 31, 2025	4,420,833	$442	$—	$(73,247)	$(72,805)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$821,709	$974,311
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,061,785)	(1,215,702)
Changes in operating assets and liabilities:
Prepaid expenses	(11,282)	(78,447)
Accrued expenses	140,765	71,809
Net cash used in operating activities	(110,593)	(248,029)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	300,000	—
Payment of offering costs	(75,000)	(10,000)
Net cash provided by (used in) financing activities	225,000	(10,000)

Net Change in Cash and Cash Equivalents	114,407	(258,029)
Cash and Cash Equivalents – Beginning of period	229,625	913,659
Cash and Cash Equivalents – End of period	$344,032	$655,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from March 7, 2024 (inception) through March 31, 2026 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 3, 2024. On December 5, 2024, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to Tavia Sponsor Pte. Ltd., a company incorporated in Singapore (“Sponsor”), and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $3,500,000. On December 9, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on December 11, 2024, the Company consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000. After giving effect to the exercise of the over-allotment option, an aggregate of 11,500,000 Units have been issued in the Initial Public Offering and the over-allotment at an aggregate offering price of $115,000,000, and an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the public units (“Public Units”), and a portion of the net proceeds from the sale of the private placement units, was placed in a trust account (the “Trust Account”) established for the benefit of the Company’s Public Shareholders (as defined below), with Continental Stock Transfer & Trust Company acting as trustee.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern and Liquidity

As of March 31, 2026, the Company had operating cash of $344,032 and working capital deficit of $1,293,441. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 16, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $343,994 and $229,586 in cash and $38 and $39 in cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $121,816,078 and $120,754,293, respectively, were held in marketable securities composed of U.S. treasury securities.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit as Public Rights and Private Placement Units after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering.

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

Traded price of Unit	$9.99
Expected Term to business combination (Years)	1.5
Probability of business combination and Instrument-Specific Market Adjustment	12.0%
Risk-free rate	4.15%
Implied common stock price	$9.88
Fair value per share right	$0.12

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement units that convert into ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026
	Redeemable	Non-redeemable

Numerator:
Allocation of net income	$593,540	$228,169
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	4,420,833
Basic and diluted net income per ordinary share	$0.05	$0.05

	For the Three Months Ended March 31, 2025
	Redeemable	Non-redeemable

Numerator:
Allocation of net income	$703,768	$270,543
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	4,420,833
Basic and diluted net income per ordinary share	$0.06	$0.06

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated equity. Accordingly, as of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,380,000)
Ordinary shares issuance costs	(3,520,662)
Plus:
Remeasurement of carrying value to redemption value	5,068,427
Ordinary Shares subject to possible redemption, December 31, 2025	120,754,293
Plus:
Remeasurement of carrying value to redemption value	1,061,785
Ordinary Shares subject to possible redemption, March 31, 2026	$121,816,078

Recently Issued Accounting Pronouncements Adopted During the Period

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EBC purchased an aggregate of 350,000 Private Placement Units (225,000 Private Placement Units purchased by the Sponsor and 125,000 Private Placement Units purchased by EBC or its designees), at a price of $10.00 per Private Placement Unit from the Company in a private placement, generating gross proceeds of $3,500,000. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. Additionally, the over-allotment option closed on December 11, 2024 simultaneously with an additional Private Placement of $375,000.

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

Promissory Notes — Related Parties

On March 7, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which, as amended on July 24, 2024, the Company could borrow up to an aggregate principal amount of $500,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering.

On November 10, 2025, the Company amended and restated the Promissory Note (as amended, the “Second Amended and Restated Note”) in the principal amount of up to $500,000, to extend the maturity of the Promissory Note to the earlier of: (i) the date the Company completes a Business Combination and (ii) the date the winding up of the Company is effective. The Sponsor will not have any claim against the Trust Account with respect to the Second Amended and Restated Note.

As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding under the Second Amended and Restated Note.

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

As of March 31, 2026 and December 31, 2025, there was $300,000 and $0 outstanding under the EBC Note, respectively.

The Second Amended and Restated Note and the EBC Note are presented within promissory notes – related parties on the accompanying balance sheet. As of March 31, 2026, the aggregate outstanding balance of these notes totaled $800,000.

Advances from Related Party

Advances from related party represents excess private placement funding by the Sponsor to the Company that is not covered by the Second Amended and Restated Note. As of March 31, 2026 and December 31, 2025, total advances from related party amounted to $131,684. These advances are due on demand.

Administration Fee

The Company entered into an agreement with the Sponsor, commencing on December 3, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for certain utilities and administrative support services. For the three months ended March 31, 2026, the Company incurred and paid $30,000 in administrative fees. For the three months ended March 31, 2025, the Company incurred $30,000 in such fees, of which $20,000 was paid.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares, Private Placement Units, working capital units (if any), and their underlying securities are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate, which was paid at the closing of the Initial Public Offering and the over-allotment option, as applicable.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of its Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. In addition, the Company will pay EBC a cash fee upon the consummation of its Business Combination in an amount equal to 1.0% of the total consideration payable in the Business Combination if EBC introduces the Company to the target business with whom it completes a Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the Russia-Ukraine conflict, Israel-Hamas and Israel-Hezbollah conflicts, United States-Iran-Israel conflict, and other hostilities in the Middle East, Southwest Asia and globally, as well as market uncertainty as a result of the enactment of new global tariff policies, and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of operations, search for a target company or completion of its Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russia-Ukraine conflict, Israel-Hamas and Israel-Hezbollah conflicts, United States-Iran-Israel conflict, and other hostilities in the Middle East, Southwest Asia and globally, and subsequent sanctions, military actions or other related actions, as well as any trade wars or political instability, could adversely affect the Company’s search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 100,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of March 31, 2026 and December 31, 2025, there were 4,420,833 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, (ii) 200,000 EBC Founder Shares, (iii) 350,000 Private Shares issued at the closing of the Initial Public Offering and (iv) 37,500 Private Shares issued at the closing of the over-allotment option, excluding 11,500,000 shares subject to possible redemption.

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
Marketable securities held in Trust Account	1	$121,816,078

	Level	December 31, 2025
Marketable securities held in Trust Account	1	$120,754,293

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$344,032	$229,625
Marketable securities held in Trust Account	$121,816,078	$120,754,293

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$240,076	$241,391
Interest earned on marketable securities held in Trust Account	$1,061,785	$1,215,702

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 28, 2026, the Company filed a preliminary proxy statement in connection with a possible extension of the period of time in which the Company must consummate the Business Combination from June 5, 2026 to March 5, 2027, or such earlier date as determined by the Company’s board of directors, for a total extension of up to nine months. There can be no assurance as to whether or when such an extension may be approved by the Company’s shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Tavia Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Tavia Sponsor Pte. Ltd., and references to “EBC” refer to EarlyBirdCapital, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to complete an initial business combination (a “Business Combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Subsequent to the period covered by this Quarterly Report, on April 28, 2026, we filed a preliminary proxy statement in connection with a possible extension of the period of time in which we must consummate an initial Business Combination from June 5, 2026 to March 5, 2027, or such earlier date as determined by our board of directors, for a total extension of up to nine months. There can be no assurance as to whether or when such an extension may be approved by our shareholders.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 7, 2024 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had net income of $821,709, which consisted of interest earned on marketable securities held in Trust Account of $1,061,785, offset by general and administrative costs of $240,076.

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

For the three months ended March 31, 2026, cash used in operating activities was $110,593. Net income of $821,709 was a result of interest earned on marketable securities held in the Trust Account of $1,061,785. Changes in operating assets and liabilities provided $129,483 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $248,029. Net income of $974,311 was a result of interest earned on marketable securities held in the Trust Account of $1,215,702. Changes in operating assets and liabilities used $6,638 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $121,816,078 (including approximately $6,241,078 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $344,032 and working capital deficit of $1,293,441. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor an aggregate of $10,000 per month for certain utilities and administrative support services. We began incurring these fees on December 3, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate, which was paid at the closing of the Initial Public Offering and the over-allotment option, as applicable.

Business Combination Marketing Agreement

We have engaged EBC as an advisor in connection with our Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our Business Combination and assist with press releases and public filings in connection with our Business Combination. We will pay EBC a cash fee for such services upon the consummation of our Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. In addition, we will pay EBC a cash fee upon the consummation of our Business Combination in an amount equal to 1.0% of the total consideration payable in our Business Combination if EBC introduces us to the target business with whom we complete a Business Combination.

Promissory Notes

On March 7, 2024, we issued the Promissory Note to the Sponsor, pursuant to which, as amended on July 24, 2024, we could borrow up to an aggregate principal amount of $500,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. On November 10, 2025, we amended and restated the Promissory Note in the principal amount of up to $500,000, to extend the maturity of the Promissory Note to the earlier of: (i) the date we complete a Business Combination and (ii) the date our wind up is effective. The Sponsor will not have any claim against the Trust Account with respect to the Second Amended and Restated Note. As of March 31, 2026, there was $500,000 outstanding under the Second Amended and Restated Note.

On February 2, 2026, we issued the EBC Note to EBC. Pursuant to the EBC Note, EBC agreed to loan us up to an aggregate principal amount of $300,000. The EBC Note is non-interest bearing and all outstanding amounts under the EBC Note will be due on the earlier of the consummation of a Business Combination, or the liquidation of the Trust Account, if a Business Combination is not consummated. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account into which we have placed the proceeds of the Initial Public Offering to repay the EBC Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the EBC Note, the EBC Note will not be repaid. As of March 31, 2026, there was $300,000 outstanding under the EBC Note.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions resulting from the Russia-Ukraine conflict, Israel-Hamas and Israel-Hezbollah conflicts, United States-Iran-Israel conflict, and other hostilities in the Middle East, Southwest Asia and globally.

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the Russia-Ukraine conflict, Israel-Hamas and Israel-Hezbollah conflicts, United States-Iran-Israel conflict, and other hostilities in the Middle East, Southwest Asia and globally. In response to the ongoing Russia-Ukraine conflict, NATO deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The Russia-Ukraine conflict, Israel-Hamas and Israel-Hezbollah conflicts, United States-Iran-Israel conflict, and other hostilities in the Middle East, Southwest Asia and globally, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states, Russia, Iran, China and other countries, have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions or military actions, including through naval blockades, drone warfare or conventional warfare, or other related actions, could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russia-Ukraine conflict, Israel-Hamas and Israel-Hezbollah conflicts, United States-Iran-Israel conflict, and other hostilities in the Middle East, Southwest Asia and globally, and subsequent sanctions, military actions or other related actions, as well as any trade wars or political instability, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions or military actions, and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions or military actions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in our filings with the SEC. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected.

Trade policies that restrict imports or increase import tariffs may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-combination company.

There have been significant changes and proposed changes in recent years to United States trade policies, tariffs, and treaties affecting imports. Any significant increases in tariffs on a broad array of important goods or materials could negatively affect our ability to complete our initial Business Combination.

In response to the tariffs announced by the United States, other countries have imposed or proposed additional tariffs on certain exports from the United States. There is current uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs and we cannot predict whether, and to what extent, United States trade policies will change in the future, including as a result of changes by the current United States presidential administration.

Such tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods, or foreign businesses’ reliance on sales into the United States).  Inversely, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on an affected post-combination company.  There is also the possibility that the business prospects of a particular target for a Business Combination could change after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement at that time.  These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs and other potential trade policy changes. If we are unable to do so, we may be unable to complete an initial Business Combination with an affected target or, if we complete such combination, the combined company’s operations and financial results might suffer, either of which may adversely impact its results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2024, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. EBC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-280275). The Securities and Exchange Commission declared the registration statement effective on December 3, 2024.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EBC, generating gross proceeds of $3,500,000.

On December 9, 2024, EBC notified us of their exercise of the over-allotment option in full and purchased 1,500,000 additional Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on December 11, 2024, we consummated the private placement of an aggregate of 37,500 Private Placement Units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000. After giving effect to the exercise of the over-allotment option, an aggregate of 11,500,000 Units have been issued in the Initial Public Offering and the over-allotment at an aggregate offering price of $115,000,000, and an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the Public Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the Trust Account.

We paid a total of $3,605,995, consisting of $2,300,000 of cash underwriting fee and $1,305,995 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated December 3, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2024 and incorporated by reference herein).

10.1	Promissory Note, dated February 2, 2026, made by Tavia Acquisition Corp. to the order of EarlyBirdCapital, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2026 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAVIA ACQUISITION CORP.

Date: May 12, 2026	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)