Form 10-Q
period 2026-06-30
Tavia Acquisition Corp.
filed 2026-08-12
CIK 2020385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 8,753,608 ordinary shares, $0.0001 par value, issued and outstanding.

TAVIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAVIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$213,484	$229,625
Prepaid expenses	90,017	131,850
Total current assets	303,501	361,475
Marketable securities held in Trust Account	46,369,473	120,754,293
Total Assets	$46,672,974	$121,115,768

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accrued expenses	1,943,667	708,156
Advances from related party	131,684	131,684
Promissory notes – related parties	860,000	500,000
Total Liabilities	2,935,351	1,414,840

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 4,332,775 and 11,500,000 shares at redemption value of approximately $10.70 and $10.50 per share as of June 30, 2026 and December 31, 2025, respectively	46,369,473	120,754,293

Shareholders’ Deficit
Preference shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,420,833 shares issued and outstanding (excluding 4,332,775 and 11,500,000 subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively) as of June 30, 2026 and December 31, 2025	442	442
Additional paid-in capital	—	—
Accumulated deficit	(2,632,292)	(1,053,807)
Total Shareholders’ Deficit	(2,631,850)	(1,053,365)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$46,672,974	$121,115,768

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$1,278,409	$575,469	$1,518,485	$816,860
Loss from operations	(1,278,409)	(575,469)	(1,518,485)	(816,860)

Other income:
Interest earned on marketable securities held in Trust Account	878,340	1,221,289	1,940,125	2,436,991
Total other income	878,340	1,221,289	1,940,125	2,436,991

Net (loss) income	$(400,069)	$645,820	$421,640	$1,620,131

Basic and diluted weighted average shares outstanding of redeemable ordinary shares	9,270,197	11,500,000	10,385,098	11,500,000
Basic and diluted net (loss) income per redeemable ordinary share	$(0.03)	$0.04	$0.03	$0.10
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	4,420,833	4,420,833	4,420,833	4,420,833
Basic and diluted net (loss) income per non-redeemable ordinary share	$(0.03)	$0.04	$0.03	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	4,420,833	$442	$—	$(1,053,807)	$(1,053,365)

Accretion for ordinary shares to redemption amount	—	—	—	(1,061,785)	(1,061,785)

Net income	—	—	—	821,709	821,709

Balance – March 31, 2026 (Unaudited)	4,420,833	442	—	(1,293,883)	(1,293,441)

Accretion for ordinary shares to redemption amount	—	—	—	(938,340)	(938,340)

Net loss	—	—	—	(400,069)	(400,069)

Balance – June 30, 2026 (Unaudited)	4,420,833	$442	$—	$(2,632,292)	$(2,631,850)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2025	4,420,833	$442	$329,697	$79,518	$409,657

Accretion for ordinary shares to redemption amount	—	—	(329,697)	(1,127,076)	(1,456,773)

Net income	—	—	—	974,311	974,311

Balance – March 31, 2025 (Unaudited)	4,420,833	442	—	(73,247)	(72,805)

Accretion for ordinary shares to redemption amount	—	—	—	(1,221,289)	(1,221,289)

Net income	—	—	—	645,820	645,820

Balance – June 30, 2025 (Unaudited)	4,420,833	$442	$—	$(648,716)	$(648,274)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$421,640	$1,620,131
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,940,125)	(2,436,991)
Changes in operating assets and liabilities:
Prepaid expenses	41,833	(72,970)
Accrued expenses	1,235,511	457,997
Net cash used in operating activities	(241,141)	(431,833)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(60,000)	—
Cash withdrawn from Trust Account in connection with redemption	76,384,945	—
Net cash provided by investing activities	76,324,945

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	360,000	—
Payment of offering costs	(75,000)	(10,000)
Redemption of ordinary shares	(76,384,945)	—
Net cash used in financing activities	(76,099,945)	(10,000)

Net Change in Cash and Cash Equivalents	(16,141)	(441,833)
Cash and Cash Equivalents – Beginning of period	229,625	913,659
Cash and Cash Equivalents – End of period	$213,484	$471,826

 The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from March 7, 2024 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding income interest earned on the Trust Account and released to the Company to pay taxes). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (as amended from time to time, the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), the underlying ordinary shares of the Private Placement Units (“Private Shares”) and, subject to applicable securities laws, any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC Founder Shares (defined below), Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, EBC Founder Shares and Private Shares in connection with a shareholder vote to approve an amendment to the Articles to (1) modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete the Business Combination within 18 months from the closing of the Initial Public Offering or (2) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC Founder Shares and Private Shares held by them if the Company fails to complete the Business Combination within 18 months from the closing of the Initial Public Offering. If the Company submits the Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares, Private Shares and, subject to applicable securities laws, any public shares purchased by them in or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of a Business Combination.

The Company initially had until 18 months from the closing of the Initial Public Offering, or June 5, 2026 (the “Previous Termination Date”), to consummate a Business Combination, which date was subsequently extended to the Extended Date as described below (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (including interest earned on the funds held in the Trust Account) (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On June 2, 2026, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to consider and vote upon certain matters set forth in the definitive proxy statement related to the Extension Meeting filed by the Company with the SEC on May 12, 2026 (the “Proxy Statement”).

At the Extension Meeting, the Company’s shareholders approved a proposal to amend the Articles, by way of special resolution, in the form set forth as Annex A to the Proxy Statement (the “Articles Amendment”), to extend the date by which the Company must consummate a Business Combination from June 5, 2026 (the “Previous Termination Date”) to March 5, 2027, or such earlier date as determined by the Company’s board of directors (such applicable date, the “Extended Date”), for a total extension of up to nine months after the Previous Termination Date (the “Articles Amendment Proposal”). Approval of the Articles Amendment Proposal required a special resolution under Cayman Islands law, being the affirmative vote of at least a two-thirds (2/3) majority of the ordinary shares entitled to vote thereon and voted in person (including by virtual attendance) or by proxy at the Extension Meeting. Effective upon the approval of the Articles Amendment Proposal, on June 2, 2026, the Articles were amended pursuant to the Articles Amendment.

In connection with the approval of the Articles Amendment Proposal, the Public Shareholders elected to redeem 7,167,225 ordinary shares at a redemption price of approximately $10.66 per share, for an aggregate redemption amount of approximately $76.4 million (the “Redemption”). After the satisfaction of the Redemption, an aggregate of 8,753,608 ordinary shares remain outstanding.

In connection with the approval of the Articles Amendment Proposal, the Sponsor agreed that it or its designees will deposit into the Trust Account as a loan, on each of the Previous Termination Date and the 5th day of each subsequent calendar month until (but excluding) the Extended Date (each such date, a “Contribution Date”) the lesser of (x) $60,000 or (y) $0.03 per Public Share multiplied by the number of Public Shares outstanding on the applicable Contribution Date (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”). If a Contributor fails to make a Contribution by an applicable Contribution Date (subject to a 30-day cure period in accordance with the investment management trust agreement (the “Trust Agreement”) entered into at the time of the Initial Public Offering), the Company will liquidate and dissolve as soon as practicable after such date and in accordance with the Articles. On June 5, 2026, the Company issued an unsecured promissory note (the “June 2026 Note”) in the principal amount of up to $540,000 to the Sponsor, to be drawn down in connection with the Contributions (see Note 5). If the Company has consummated a Business Combination or announced its intention to wind up prior to any Contribution Date, any obligation to make Contributions will terminate.

Going Concern and Liquidity

As of June 30, 2026, the Company had operating cash of $213,484 and working capital deficit of $2,631,850. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition and, due to the mandatory liquidation should a Business Combination not occur by the Extended Date, potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The balance sheet as of December 31, 2025 was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 16, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $213,445 and $229,586 in cash and $39 and $39 in cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $46,369,473 and $120,754,293, respectively, were held in marketable securities composed of U.S. treasury securities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering. On December 9, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full.

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The remeasurement associated with the redeemable ordinary shares is excluded from (loss) income per ordinary share as the redemption amount approximates fair value.

The calculation of diluted (loss) income per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement units that convert into ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable

Numerator:
Allocation of net (loss) income	$(270,887)	$(129,182)	$295,745	$125,895
Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,270,197	4,420,833	10,385,098	4,420,833
Basic and diluted net (loss) income per ordinary share	$(0.03)	$(0.03)	$0.03	$0.03

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable

Numerator:
Allocation of net income	$466,491	$179,329	$1,170,259	$449,871
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	4,420,833	11,500,000	4,420,833
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.10	$0.10

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated equity. Accordingly, as of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,380,000)
Ordinary shares issuance costs	(3,520,662)
Plus:
Remeasurement of carrying value to redemption value	5,068,427
Ordinary Shares subject to possible redemption, December 31, 2025	120,754,293
Plus:
Remeasurement of carrying value to redemption value	1,061,785
Ordinary Shares subject to possible redemption, March 31, 2026	121,816,078
Less:
Redemptions	(76,384,945)
Plus:
Remeasurement of carrying value to redemption value	938,340
Ordinary Shares subject to possible redemption, June 30, 2026	$46,369,473

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

The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 150,000 shares granted to the Company’s director nominees was $619,500 or $4.13 per share. On October 24, 2024, the director nominees surrendered 20,000 shares each, for no consideration. The fair value of the 90,000 shares granted to the Company’s director nominees (after the forfeiture) was $371,700 or $4.13 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

The Founder Shares and EBC Founder Shares are identical to the ordinary shares included in the Public Units, and holders of Founder Shares and EBC Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares and EBC Founder Shares are subject to certain transfer restrictions, as described below; (ii) the initial shareholders and EBC have agreed (A) to waive their redemption rights with respect to any Founder Shares and EBC Founder Shares in connection with the completion of the Business Combination, (B) to waive their redemption rights with respect to their Founder Shares and EBC Founder Shares in connection with a shareholder vote to approve an amendment to the Articles to (a) modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 18 months from the closing of the Initial Public Offering or (b) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity, and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and EBC Founder Shares held by them if the Company fails to complete the Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the Founder Shares and EBC Founder Shares are entitled to registration rights. If the Company submits the Business Combination to the Public Shareholders for a vote, the initial shareholders have agreed (and their permitted transferees will agree) to vote any Founder Shares and any Public Shares purchased by them in or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the Business Combination.

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

As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding under the Second Amended and Restated Note.

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

As of June 30, 2026 and December 31, 2025, there was $300,000 and $0 outstanding under the EBC Note, respectively.

On June 5, 2026, the Company issued the June 2026 Note in the principal amount of up to $540,000 to the Sponsor, to be drawn down in connection with the Contributions) by the Sponsor or its designees to the Trust Account. The June 2026 Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the Company consummates a Business Combination and (ii) the date that the winding up of the Company is effective. In the event that the Company does not consummate a Business Combination, the June 2026 Note will be repaid only from amounts remaining outside of the Trust Account, if any. The June 2026 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the June 2026 Note and all other sums payable with regard to the June 2026 Note becoming immediately due and payable.

The Second Amended and Restated Note, EBC Note and June 2026 Note are presented within promissory notes – related parties on the accompanying balance sheet. As of June 30, 2026, the aggregate outstanding balance of these notes totaled $860,000.

Advances from Related Party

Advances from related party represents excess private placement funding by the Sponsor to the Company that is not covered by the Second Amended and Restated Note. As of June 30, 2026 and December 31, 2025, total advances from related party amounted to $131,684. These advances are due on demand.

Administration Fee

The Company entered into an agreement with the Sponsor, commencing on December 3, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for certain utilities and administrative support services. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000, respectively, in administrative fees. For the three and six months ended June 30, 2025, the Company incurred and paid $60,000 of administrative fees.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 100,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of June 30, 2026 and December 31, 2025, there were 4,420,833 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, (ii) 200,000 EBC Founder Shares, (iii) 350,000 Private Shares issued at the closing of the Initial Public Offering and (iv) 37,500 Private Shares issued at the closing of the over-allotment option, excluding 4,332,775 and 11,500,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively.

Holders of ordinary shares of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Articles, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions, will require a special resolution under Cayman Islands law and pursuant to the Articles, such actions include amending the Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the election of directors. After completion of the Business Combination, the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Marketable securities held in Trust Account	1	$46,369,473

	Level	December 31, 2025
Marketable securities held in Trust Account	1	$120,754,293

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

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$213,484	$229,625
Marketable securities held in Trust Account	$46,369,473	$120,754,293

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$1,278,409	$575,469	$1,518,485	$816,860
Interest earned on marketable securities held in Trust Account	$878,340	$1,221,289	$1,940,125	$2,436,991

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

On July 13, 2026, the Company and Vita Inclinata Technologies, Inc. (“Vita”) issued a press release announcing that they have entered into a non-binding letter of intent for a proposed Business Combination. No assurances can be made that the Company and Vita will successfully negotiate and enter into a definitive agreement, or that the proposed Business Combination will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction would be subject to completion of due diligence, the negotiation of a definitive agreement providing for the proposed Business Combination, satisfaction of the conditions negotiated therein, board and equity holder approval, regulatory approvals and other customary closing conditions.

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

Overview

We are a blank check company incorporated in the Cayman Islands on March 7, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Extension Meeting

On June 2, 2026, we held an extraordinary general meeting of shareholders (the “Extension Meeting”) to consider and vote upon certain matters set forth in the definitive proxy statement related to the Extension Meeting that we filed with the SEC on May 12, 2026 (the “Proxy Statement”). At the Extension Meeting, our shareholders approved a proposal to amend our amended and restated memorandum and articles of association (as amended from time to time, the “Articles”), by way of special resolution, in the form set forth as Annex A to the Proxy Statement (the “Articles Amendment”), to extend the date by which we must consummate an initial business combination from June 5, 2026 (the “Previous Termination Date”) to March 5, 2027, or such earlier date as determined by our board of directors (such applicable date, the “Extended Date”), for a total extension of up to nine months after the Previous Termination Date (the “Articles Amendment Proposal”). Approval of the Articles Amendment Proposal required a special resolution under Cayman Islands law, being the affirmative vote of at least a two-thirds (2/3) majority of the ordinary shares entitled to vote thereon and voted in person (including by virtual attendance) or by proxy at the Extension Meeting. Effective upon the approval of the Articles Amendment Proposal, on June 2, 2026, the Articles were amended pursuant to the Articles Amendment. In connection with the approval of the Articles Amendment Proposal, our public shareholders elected to redeem 7,167,225 ordinary shares at a redemption price of approximately $10.66 per share, for an aggregate redemption amount of approximately $76.4 million (the “Redemption”). After the satisfaction of the Redemption, an aggregate of 8,753,608 ordinary shares remain outstanding.

In connection with the approval of the Articles Amendment Proposal, the Sponsor agreed that it or its designees will deposit into the trust account established for the benefit of our public shareholders in connection with the Initial Public Offering (the “Trust Account”) as a loan, on each of the Previous Termination Date and the 5th day of each subsequent calendar month until (but excluding) the Extended Date (each such date, a “Contribution Date”) the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding on the applicable Contribution Date (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”). If a Contributor fails to make a Contribution by an applicable Contribution Date (subject to a 30-day cure period in accordance with the investment management trust agreement entered into at the time of the Initial Public Offering), we will liquidate and dissolve as soon as practicable after such date and in accordance with the Articles. On June 5, 2026, we issued an unsecured promissory note (the “June 2026 Note”) in the principal amount of up to $540,000 to the Sponsor, to be drawn down in connection with the Contributions. If we have consummated a Business Combination or announced our intention to wind up prior to any Contribution Date, any obligation to make Contributions will terminate.

Letter of Intent

Subsequent to the period covered by this Quarterly Report, on July 13, 2026, we issued a press release with Vita Inclinata Technologies, Inc. (“Vita”) announcing that we have entered into a non-binding letter of intent with Vita for a proposed Business Combination. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with Vita, or that the proposed Business Combination will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction would be subject to completion of due diligence, the negotiation of a definitive agreement providing for the proposed Business Combination, satisfaction of the conditions negotiated therein, board and equity holder approval, regulatory approvals and other customary closing conditions.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 7, 2024 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had net loss of $400,069, which consisted of general and administrative costs of $1,278,409, offset by interest earned on marketable securities held in Trust Account of $878,340.

For the three months ended June 30, 2025, we had net income of $645,820, which consisted of interest earned on marketable securities held in Trust Account of $1,221,289, offset by general and administrative costs of $575,469.

For the six months ended June 30, 2026, we had net income of $421,640, which consisted of interest earned on marketable securities held in Trust Account of $1,940,125, offset by general and administrative costs of $1,518,485.

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

In connection with the approval of the Articles Amendment Proposal at the Extension Meeting as described above, our public shareholders elected to redeem 7,167,225 ordinary shares at a redemption price of approximately $10.66 per share, for an aggregate redemption amount of approximately $76.4 million. After the satisfaction of the Redemption, an aggregate of 8,753,608 ordinary shares remain outstanding.

For the six months ended June 30, 2026, cash used in operating activities was $241,141. Net income of $421,640 was a result of interest earned on marketable securities held in the Trust Account of $1,940,125. Changes in operating assets and liabilities provided $1,277,344 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $431,833. Net income of $1,620,131 was a result of interest earned on marketable securities held in the Trust Account of $2,436,991. Changes in operating assets and liabilities provided $385,027 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $46,369,473 (including approximately $1,940,125 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $213,484 and working capital deficit of $2,631,850. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Promissory Notes

On March 7, 2024, we issued the Promissory Note to the Sponsor, pursuant to which, as amended on July 24, 2024, we could borrow up to an aggregate principal amount of $500,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. On November 10, 2025, we amended and restated the Promissory Note in the principal amount of up to $500,000, to extend the maturity of the Promissory Note to the earlier of: (i) the date we complete a Business Combination and (ii) the date our wind up is effective. The Sponsor will not have any claim against the Trust Account with respect to the Second Amended and Restated Note. As of June 30, 2026, there was $500,000 outstanding under the Second Amended and Restated Note.

On February 2, 2026, we issued the EBC Note to EBC. Pursuant to the EBC Note, EBC agreed to loan us up to an aggregate principal amount of $300,000. The EBC Note is non-interest bearing and all outstanding amounts under the EBC Note will be due on the earlier of the consummation of a Business Combination, or the liquidation of the Trust Account, if a Business Combination is not consummated. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account into which we have placed the proceeds of the Initial Public Offering to repay the EBC Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the EBC Note, the EBC Note will not be repaid. As of June 30, 2026, there was $300,000 outstanding under the EBC Note.

On June 5, 2026, we issued the June 2026 Note in the principal amount of up to $540,000 to the Sponsor, to be drawn down in connection with the Contributions by the Sponsor or its designees to the Trust Account. The June 2026 Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the we consummate our initial Business Combination and (ii) the date that our winding up is effective. In the event that we do not consummate our initial Business Combination, the June 2026 Note will be repaid only from amounts remaining outside of the Trust Account, if any. The June 2026 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the June 2026 Note and all other sums payable with regard to the June 2026 Note becoming immediately due and payable.

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated December 3, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2024 and incorporated by reference herein).

3.2	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company, effective as of June 2, 2026 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2026 and incorporated by reference herein).

10.1	Promissory Note issued by the Company in favor of Tavia Sponsor Pte. Ltd., dated June 5, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2026 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAVIA ACQUISITION CORP.

Date: August 12, 2026	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)