Form 10-Q
period 2026-09-30
Tavia Acquisition Corp.
filed 2026-11-13
CIK 2020385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-42430

Tavia Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9606 Santa Monica Blvd., Suite 200, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2026, there were 8,753,608 ordinary shares, $0.0001 par value, issued and outstanding.

TAVIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAVIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$113,285	$229,625
Prepaid expenses	53,319	131,850
Total current assets	166,604	361,475
Marketable securities held in Trust Account	46,973,827	120,754,293
Total Assets	$47,140,431	$121,115,768

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accrued expenses	2,329,122	708,156
Advances from related party	131,684	131,684
Promissory notes – related parties	1,040,000	500,000
Total Liabilities	3,500,806	1,414,840

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 4,332,775 and 11,500,000 shares at redemption value of approximately $10.84 and $10.50 per share as of September 30, 2026 and December 31, 2025, respectively	46,973,827	120,754,293

Shareholders’ Deficit
Preference shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,420,833 shares issued and outstanding (excluding 4,332,775 and 11,500,000 subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively) as of September 30, 2026 and December 31, 2025	442	442
Additional paid-in capital	—	—
Accumulated deficit	(3,334,644)	(1,053,807)
Total Shareholders’ Deficit	(3,334,202)	(1,053,365)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$47,140,431	$121,115,768

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$522,352	$223,999	$2,040,837	$1,040,859
Loss from operations	(522,352)	(223,999)	(2,040,837)	(1,040,859)

Other income:
Interest earned on marketable securities held in Trust Account	424,354	1,236,605	2,364,479	3,673,596
Total other income	424,354	1,236,605	2,364,479	3,673,596

Net income (loss)	$(97,998)	$1,012,606	$323,642	$2,632,737

Basic and diluted weighted average shares outstanding of redeemable ordinary shares	4,332,775	11,500,000	8,323,318	11,500,000
Basic and diluted net income (loss) per redeemable ordinary share	$(0.01)	$0.06	$0.03	$0.17
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	4,420,833	4,420,833	4,420,833	4,420,833
Basic and diluted net income (loss) per non-redeemable ordinary share	$(0.01)	$0.06	$0.03	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	4,420,833	$442	$—	$(1,053,807)	$(1,053,365)

Accretion for ordinary shares to redemption amount	—	—	—	(1,061,785)	(1,061,785)

Net income	—	—	—	821,709	821,709

Balance – March 31, 2026	4,420,833	442	—	(1,293,883)	(1,293,441)

Accretion for ordinary shares to redemption amount	—	—	—	(938,340)	(938,340)

Net loss	—	—	—	(400,069)	(400,069)

Balance – June 30, 2026	4,420,833	442	—	(2,632,292)	(2,631,850)

Accretion for ordinary shares to redemption amount	—	—	—	(604,354)	(604,354)

Net loss	—	—	—	(97,998)	(97,998)

Balance – September 30, 2026	4,420,833	$442	$—	$(3,334,644)	$(3,334,202)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2025	4,420,833	$442	$329,697	$79,518	$409,657

Accretion for ordinary shares to redemption amount	—	—	(329,697)	(1,127,076)	(1,456,773)

Net income	—	—	—	974,311	974,311

Balance – March 31, 2025	4,420,833	442	—	(73,247)	(72,805)

Accretion for ordinary shares to redemption amount	—	—	—	(1,221,289)	(1,221,289)

Net income	—	—	—	645,820	645,820

Balance – June 30, 2025	4,420,833	442	—	(648,716)	(648,274)

Accretion for ordinary shares to redemption amount	—	—	—	(1,236,605)	(1,236,605)

Net income	—	—	—	1,012,606	1,012,606

Balance – September 30, 2025	4,420,833	$442	$—	$(872,715)	$(872,273)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$323,642	$2,632,737
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,364,479)	(3,673,596)
Changes in operating assets and liabilities:
Prepaid expenses	78,531	(87,317)
Accrued expenses	1,620,966	582,614
Net cash used in operating activities	(341,340)	(545,562)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(240,000)	—
Cash withdrawn from Trust Account in connection with redemption	76,384,945	—
Net cash provided by investing activities	76,144,945

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	540,000	—
Payment of offering costs	(75,000)	(10,000)
Redemption of ordinary shares	(76,384,945)	—
Net cash used in financing activities	(75,919,945)	(10,000)

Net Change in Cash and Cash Equivalents	(116,340)	(555,562)
Cash and Cash Equivalents – Beginning of period	229,625	913,659
Cash and Cash Equivalents – End of period	$113,285	$358,097

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAVIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from March 7, 2024 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

In connection with the approval of the Articles Amendment Proposal, the Sponsor agreed that it or its designees will deposit into the Trust Account as a loan, on each of the Previous Termination Date and the 5th day of each subsequent calendar month until (but excluding) the Extended Date (each such date, a “Contribution Date”) the lesser of (x) $60,000 or (y) $0.03 per Public Share multiplied by the number of Public Shares outstanding on the applicable Contribution Date (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”). If a Contributor fails to make a Contribution by an applicable Contribution Date (subject to a 30-day cure period in accordance with the investment management trust agreement (the “Trust Agreement”) entered into at the time of the Initial Public Offering), the Company will liquidate and dissolve as soon as practicable after such date and in accordance with the Articles. On June 5, 2026, the Company issued an unsecured promissory note (the “June 2026 Note”) in the principal amount of up to $540,000 to the Sponsor, to be drawn down in connection with the Contributions (see Note 5). If the Company has consummated a Business Combination or announced its intention to wind up prior to any Contribution Date, any obligation to make Contributions will terminate. As of September 30, 2026, Contributions aggregating $240,000 had been deposited into the Trust Account. Effective with the Contribution due for the month of October 2026, the New Sponsor assumed responsibility for funding the Contributions (see Note 10).

On September 29, 2026, the Company, the Sponsor and Fog Cutter Holdings LLC, a Delaware limited liability company (the “New Sponsor”), entered into a Purchase and Sponsor Handover Agreement (the “Purchase Agreement”), pursuant to which the New Sponsor agreed to purchase from the Sponsor an aggregate of (i) 2,243,333 Founder Shares and (ii) 249,107 Private Placement Units, each consisting of one ordinary share and one right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of a Business Combination (collectively, the “Transferred Interests”), and further agreed to assume certain responsibilities of the Sponsor with respect to the Company, as a result of which the New Sponsor would become the sponsor of the Company (the “Sponsor Handover”). The Purchase Agreement and the Sponsor Handover were approved by the Company’s board of directors on September 29, 2026. The closing of the Sponsor Handover occurred on October 1, 2026 (see Note 10).

Liquidity and Going Concern

As of September 30, 2026, the Company had operating cash of $113,285 and working capital deficit of $3,334,202. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The balance sheet as of December 31, 2025 was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 16, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $113,285 and $229,586 in cash and $0 and $39 in cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $46,973,827 and $120,754,293, respectively, were held in a money market fund that invests in U.S. Treasury securities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The remeasurement associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption amount approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement units that convert into ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of September 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable

Numerator:
Allocation of net income (loss)	$(48,506)	$(49,492)	$211,373	$112,269
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,332,775	4,420,833	8,323,318	4,420,833
Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$0.03	$0.03

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable

Numerator:
Allocation of net income	$731,430	$281,176	$1,901,689	$731,048
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	4,420,833	11,500,000	4,420,833
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.17	$0.17

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated equity. Accordingly, as of September 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,380,000)
Ordinary shares issuance costs	(3,520,662)
Plus:
Remeasurement of carrying value to redemption value	5,068,427
Ordinary Shares subject to possible redemption, December 31, 2025	120,754,293
Plus:
Remeasurement of carrying value to redemption value	1,061,785
Ordinary Shares subject to possible redemption, March 31, 2026	121,816,078
Less:
Redemptions	(76,384,945)
Plus:
Remeasurement of carrying value to redemption value	938,340
Ordinary Shares subject to possible redemption, June 30, 2026	46,369,473
Plus:
Remeasurement of carrying value to redemption value	604,354
Ordinary Shares subject to possible redemption, September 30, 2026	$46,973,827

Recent Accounting Pronouncements

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

As described in Note 1, on September 29, 2026, the Sponsor entered into the Purchase Agreement, pursuant to which the Sponsor agreed to sell 2,243,333 Founder Shares and 249,107 Private Placement Units to the New Sponsor. The Sponsor Handover closed on October 1, 2026, following which the Sponsor retained 1,500,000 Founder Shares (see Note 10).

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

As of September 30, 2026 and December 31, 2025, there was $500,000 outstanding under the Second Amended and Restated Note.

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

As of September 30, 2026 and December 31, 2025, there was $300,000 and $0 outstanding under the EBC Note, respectively.

On June 5, 2026, the Company issued the June 2026 Note in the principal amount of up to $540,000 to the Sponsor, to be drawn down in connection with the Contributions) by the Sponsor or its designees to the Trust Account. The June 2026 Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the Company consummates a Business Combination and (ii) the date that the winding up of the Company is effective. In the event that the Company does not consummate a Business Combination, the June 2026 Note will be repaid only from amounts remaining outside of the Trust Account, if any. The June 2026 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the June 2026 Note and all other sums payable with regard to the June 2026 Note becoming immediately due and payable. As of September 30, 2026, there was $240,000 outstanding under the June 2026 Note.

The Second Amended and Restated Note, EBC Note and June 2026 Note are presented within promissory notes – related parties on the accompanying balance sheet. As of September 30, 2026 and December 31, 2025, the aggregate outstanding balance of these notes totaled $1,040,000 and $500,000, respectively.

Advances from Related Party

Advances from related party represents excess private placement funding by the Sponsor to the Company that is not covered by the Second Amended and Restated Note. As of September 30, 2026 and December 31, 2025, total advances from related party amounted to $131,684. These advances are due on demand.

Administration Fee

The Company entered into an agreement with the Sponsor, commencing on December 3, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $10,000 per month for certain utilities and administrative support services. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively, in administrative fees, of which $20,000 was unpaid and included in accrued expenses as of September 30, 2026. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $90,000, respectively, in administrative fees. The administrative services agreement terminated as of the closing of the Sponsor Handover on October 1, 2026 (see Note 10).

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares, Private Placement Units, working capital units (if any), and their underlying securities are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.  In connection with the closing of the Sponsor Handover on October 1, 2026, the New Sponsor joined and assumed the obligations of the Sponsor under the registration rights agreement with respect to the shares held by the New Sponsor (see Note 10).

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 100,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of September 30, 2026 and December 31, 2025, there were 4,420,833 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, (ii) 200,000 EBC Founder Shares, (iii) 350,000 Private Shares issued at the closing of the Initial Public Offering and (iv) 37,500 Private Shares issued at the closing of the over-allotment option, excluding 4,332,775 and 11,500,000 shares subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026
Marketable securities held in Trust Account	1	$46,973,827

	Level	December 31, 2025
Marketable securities held in Trust Account	1	$120,754,293

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

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$113,285	$229,625
Marketable securities held in Trust Account	$46,973,827	$120,754,293

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$522,352	$223,999	$2,040,837	$1,040,859
Interest earned on marketable securities held in Trust Account	$424,354	$1,236,605	$2,364,479	$3,673,596

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

NOTE 10. SUBSEQUENT EVENTS

Sponsor Handover

On September 29, 2026, Fog Cutter Holdings LLC (the “New Sponsor”) entered into a Purchase and Sponsor Handover Agreement (the “Purchase Agreement”) with the Company and the Sponsor, pursuant to which the New Sponsor agreed to purchase from the Sponsor 2,243,333 ordinary shares and 249,107 private units of the Company held by the Sponsor. The New Sponsor further agreed to assume certain responsibilities of the Sponsor with respect to the Company, as a result of which the New Sponsor would become the new sponsor of the Company. The closing under the Purchase Agreement occurred on October 1, 2026 and Fog Cutter Holdings LLC became the new sponsor of the Company on such date.

In connection with the Purchase Agreement, among other matters, effective as of October 1, 2026:

●	Kanat Mynzhanov and Askar Mametov resigned from their positions as officers of the Company and Askar Mametov agreed to resign from the Board;

●	Fog Cutter joined and assumed the obligations of the Sponsor under the registration rights agreement, dated as of December 3, 2024, and the letter agreement, dated as of December 3, 2024, among the Company, the Sponsor and the Company’s initial shareholders, officers and directors (other than the obligations under Sections 7 and 8 thereof, which Fog Cutter did not assume); and

●	in connection with the extension of the deadline by which the Company must complete its initial business combination, from and including the contribution due for the month of October 2026, Fog Cutter assumed responsibility for funding the monthly contributions to the Company’s trust account (of up to $60,000 per month), and from and including October 1, 2026, Fog Cutter assumed responsibility for funding the operating expenses of the Company.

On September 28, 2026, each of Christophe Charlier, Marsha Kutkevitch and Darrell Mays resigned from the Board of Directors of the Company and each of their corresponding committees. To fill the vacancies on the Board, the Board appointed Andrew Wiederhorn as a Class III director effective October 1, 2026.

On October 1, 2026, Mr. Mametov resigned from the Board. On October 1, 2026, to fill the vacancies on the Board, the Board, consisting of Mr. Mynzhanov and Mr. Wiederhorn, appointed (i) Peter Feinstein and Donald Berchtold as Class I directors, and (ii) Christopher DeWolfe and Matthew Green as Class II directors, effective October 2, 2026. The Board further appointed Mr. Wiederhorn as the Executive Chairman of the Board and Chief Executive Officer of the Company, and Kenneth Kuick as the Chief Financial Officer of the Company, effective October 1, 2026.

On October 1, 2026 (the “Closing Date”), the closing of the Sponsor Handover (the “Closing”) occurred, and the New Sponsor became the sponsor of the Company. At the Closing, pursuant to the Purchase Agreement, the New Sponsor purchased the Transferred Interests from the Sponsor, consisting of an aggregate of 2,243,333 Founder Shares and 249,107 Private Placement Units. After giving effect to the sale and purchase of the Transferred Interests, the Sponsor retained 1,500,000 Founder Shares. The approximately $100,000 held by the Company outside the Trust Account in its operating account remained with the Company following the Closing for working capital purposes.

In connection with the Closing, and pursuant to the Purchase Agreement, effective as of the Closing Date, (i) the New Sponsor joined and assumed the obligations of the Sponsor under the registration rights agreement, dated as of December 3, 2024, and the letter agreement, dated as of December 3, 2024, among the Company, the Sponsor and the Company’s initial shareholders, officers and directors (other than the obligations under Sections 7 and 8 thereof, which the New Sponsor did not assume); (ii) the administrative services agreement, dated as of December 3, 2024, between the Company and the Sponsor terminated; and (iii) the New Sponsor assumed responsibility for funding the monthly Contributions to the Trust Account (of up to $60,000 per month), from and including the Contribution due for the month of October 2026, and for funding the operating expenses of the Company, from and including October 1, 2026.

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

In connection with the approval of the Articles Amendment Proposal, the Sponsor agreed that it or its designees will deposit into the trust account established for the benefit of our public shareholders in connection with the Initial Public Offering (the “Trust Account”) as a loan, on each of the Previous Termination Date and the 5th day of each subsequent calendar month until (but excluding) the Extended Date (each such date, a “Contribution Date”) the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding on the applicable Contribution Date (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”). If a Contributor fails to make a Contribution by an applicable Contribution Date (subject to a 30-day cure period in accordance with the investment management trust agreement entered into at the time of the Initial Public Offering), we will liquidate and dissolve as soon as practicable after such date and in accordance with the Articles. On June 5, 2026, we issued an unsecured promissory note (the “June 2026 Note”) in the principal amount of up to $540,000 to the Sponsor, to be drawn down in connection with the Contributions. If we have consummated a Business Combination or announced our intention to wind up prior to any Contribution Date, any obligation to make Contributions will terminate. As of September 30, 2026, Contributions aggregating $240,000 had been deposited into the Trust Account.

Sponsor Handover

On September 29, 2026, Fog Cutter entered into the Purchase Agreement with the Company and the Sponsor, pursuant to which Fog Cutter agreed to purchase from the Sponsor 2,243,333 ordinary shares and 249,107 private units of the Company held by the Sponsor. Fog Cutter further agreed to assume certain responsibilities of the Sponsor with respect to the Company, as a result of which Fog Cutter would become the new sponsor of the Company. The closing under the Purchase Agreement occurred on October 1, 2026 and Fog Cutter became the new sponsor of the Company on such date. Fog Cutter assumed responsibility for funding the monthly contributions to the Company’s trust account (of up to $60,000 per month), and from and including October 1, 2026, Fog Cutter assumed responsibility for funding the operating expenses of the Company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 7, 2024 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2026, we had net loss of $97,998, which consisted of general and administrative costs of $522,352, offset by interest earned on marketable securities held in Trust Account of $424,354.

For the three months ended September 30, 2025, we had net income of $1,012,606, which consisted of interest earned on marketable securities held in Trust Account of $1,236,605, offset by general and administrative costs of $223,999.

For the nine months ended September 30, 2026, we had net income of $323,642, which consisted of interest earned on marketable securities held in Trust Account of $2,364,479, offset by general and administrative costs of $2,040,837.

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

For the nine months ended September 30, 2026, cash used in operating activities was $341,340. Net income of $323,642 was a result of interest earned on marketable securities held in the Trust Account of $2,364,479. Changes in operating assets and liabilities provided $1,699,497 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $545,562. Net income of $2,632,737 was a result of interest earned on marketable securities held in the Trust Account of $3,673,596. Changes in operating assets and liabilities provided $495,297 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $46,973,827 (including approximately $2,364,479 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $113,285 and working capital deficit of $3,334,202. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Promissory Notes

On March 7, 2024, we issued the Promissory Note to the Sponsor, pursuant to which, as amended on July 24, 2024, we could borrow up to an aggregate principal amount of $500,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. On November 10, 2025, we amended and restated the Promissory Note in the principal amount of up to $500,000, to extend the maturity of the Promissory Note to the earlier of: (i) the date we complete a Business Combination and (ii) the date our wind up is effective. The Sponsor will not have any claim against the Trust Account with respect to the Second Amended and Restated Note. As of September 30, 2026, there was $500,000 outstanding under the Second Amended and Restated Note.

On February 2, 2026, we issued the EBC Note to EBC. Pursuant to the EBC Note, EBC agreed to loan us up to an aggregate principal amount of $300,000. The EBC Note is non-interest bearing and all outstanding amounts under the EBC Note will be due on the earlier of the consummation of a Business Combination, or the liquidation of the Trust Account, if a Business Combination is not consummated. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account into which we have placed the proceeds of the Initial Public Offering to repay the EBC Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the EBC Note, the EBC Note will not be repaid. As of September 30, 2026, there was $300,000 outstanding under the EBC Note.

On June 5, 2026, we issued the June 2026 Note in the principal amount of up to $540,000 to the Sponsor, to be drawn down in connection with the Contributions by the Sponsor or its designees to the Trust Account. The June 2026 Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the we consummate our initial Business Combination and (ii) the date that our winding up is effective. In the event that we do not consummate our initial Business Combination, the June 2026 Note will be repaid only from amounts remaining outside of the Trust Account, if any. The June 2026 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the June 2026 Note and all other sums payable with regard to the June 2026 Note becoming immediately due and payable. As of September 30, 2026, there was $240,000 outstanding under the June 2026 Note.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Purchase and Sponsor Handover Agreement, dated September 29, 2026, by and among the Company, Tavia Sponsor Pte. Ltd., and Fog Cutter Holdings, LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAVIA ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Andrew Wiederhorn
	Name:	Andrew Wiederhorn
	Title:	Chief Executive Officer

Date: November 13, 2026	By:	/s/ Kenneth Kuick
	Name:	Kenneth Kuick
	Title:	Chief Financial Officer